Form 10-Q
period 1995-09-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 1995-11-13
CIK 811437

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            September 30, 1995
                                 ------------------

Commission file number                1-12724
                                 -----------------

              AMERICAN INSURED MORTGAGE INVESTORS - L.P.- SERIES 88
        -----------------------------------------------------------------
               (Exact name of registrant as specified in charter)


              Delaware                         13-3398206
  -------------------------------         ------------------
  (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)         Identification No.)



11200 Rockville Pike, Rockville, Maryland         20852
-----------------------------------------   -----------------
(Address of principal executive offices)        (Zip Code)



                                 (301) 816-2300
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----
     As of November 13, 1995, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                                               Page
                                                               ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - September 30, 1995 (unaudited)
            and December 31, 1994 . . . . . . . . . . .         3

          Statements of Operations - for the three and
            nine months ended September 30, 1995 and
            1994 (unaudited)  . . . . . . . . . . . . .         4

          Statement of Changes in Partners' Equity -
            for the nine months ended September 30,
            1995 (unaudited)  . . . . . . . . . . . . .         5

          Statements of Cash Flows - for the nine
            months ended September 30, 1995 and
            1994 (unaudited)  . . . . . . . . . . . . .         6

          Notes to Financial Statements (unaudited) . .         8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .        20

PART II.  Other Information

Item 1.   Legal Proceedings . . . . . . . . . . . . . .        23

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        24

Signature . . . . . . . . . . . . . . . . . . . . . . .        25

PART I.   FINANCIAL INFORMATION
PART 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                 September 30,   December 31,
                                                      1995           1994
                                                 -------------   ------------
                                                  (Unaudited)
                                     ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Acquired insured mortgages                   $  75,519,764   $ 67,450,597
    Originated insured mortgages                    44,901,596     41,963,418
                                                 -------------   ------------
                                                   120,421,360    109,414,015
Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount and premium:
    Originated insured mortgages                    30,198,385     30,302,269
    Acquired insured mortgages                       1,168,801      1,190,107
                                                 -------------   ------------
                                                    31,367,186     31,492,376

Due from HUD                                           254,558      4,186,483

Cash and cash equivalents                            3,693,833      5,364,255

Investment in affiliate                              1,196,530      1,196,530

Notes receivable and due from
  affiliates                                           905,411        878,508

Receivables and other assets                         2,331,316      2,273,022
                                                 -------------   ------------
         Total assets                            $ 160,170,194   $154,805,189
                                                 =============   ============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                            $   2,961,797   $  4,072,471

Accounts payable and accrued expenses                  219,004        226,554
                                                  ------------   ------------
         Total liabilities                           3,180,801      4,299,025
                                                  ------------   ------------
Commitments and contingencies

Partners' equity:
  Limited partners' equity                         159,579,724    160,824,608
  General partner's deficit                           (915,717)      (851,574)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                              (618,750)      (618,750)
  Net unrealized losses on investment
    in FHA-Insured Certificates and GNMA
    Mortgage-Backed Securities                      (1,055,864)    (8,848,120)
                                                  ------------   ------------
         Total partners' equity                    156,989,393    150,506,164
                                                  ------------   ------------
         Total liabilities and
           partners' equity                       $160,170,194   $154,805,189
                                                  ============   ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
PART 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                        STATEMENTS OF OPERATIONS

                                                 (Unaudited)

                                    For the three months ended      For the nine months ended
                                           September 30,                  September 30,
                                       1995            1994            1995             1994
                                   ------------    ------------    ------------     ------------
Income:
  Mortgage investment income       $  3,073,789    $  2,962,192    $  9,402,950     $  9,138,337
  Interest and other income             101,690         179,092         653,103          655,304
                                   ------------    ------------    ------------     ------------
                                      3,175,479       3,141,284      10,056,053        9,793,641
                                   ------------    ------------    ------------     ------------
Expenses:
  Asset management fee to
    related parties                     369,564         379,835       1,117,525        1,136,723
  General and administrative            120,054         385,883         297,250          735,177
  Interest expense to affiliate              --              --              --           71,388
  Provision for settlement of
    litigation                               --              --              --          349,824
                                   ------------    ------------    ------------     ------------
                                        489,618         765,718       1,414,775        2,293,112
                                   ------------    ------------    ------------     ------------
Earnings before gains (loss) on
  mortgage dispositions               2,685,861       2,375,566       8,641,278        7,500,529

Mortgage dispositions:
  Gains                                      --         864,085       2,452,221          864,085
  Loss                                       --              --              --          (42,488)
                                   ------------    ------------    ------------     ------------
      Net earnings                 $  2,685,861    $  3,239,651    $ 11,093,499     $  8,322,126
                                   ============    ============    ============     ============

Net earnings allocated to:
  Limited partners - 95.1%         $  2,554,254    $  3,080,908    $ 10,549,918     $  7,914,342
  General partner - 4.9%                131,607         158,743         543,581          407,784
                                   ------------    ------------    ------------     ------------
                                   $  2,685,861    $  3,239,651    $ 11,093,499     $  8,322,126
                                   ============    ============    ============     ============

Net earnings per weighted average
  Limited Partnership
  Unit outstanding                 $        .29    $       0.35    $       1.20     $        .90
                                   ============    ============    ============     ============
Weighted average Limited
 Partnership Units outstanding        8,802,091       8,802,091       8,802,091        8,821,139
                                   ============    ============    ============     ============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
PART 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                STATEMENT OF CHANGES IN PARTNERS' EQUITY

                              For the nine months ended September 30, 1995

                                                  (Unaudited)


                                                                                           Net
                                                                                        Unrealized
                                                                                        Losses on
                                                                                        Investment
                                                                                       in FHA-Insured
                                                                       Repurchased     Certificates
                                                                         Limited         and GNMA            Total
                                         General          Limited      Partnership    Mortgage-Backed      Partners'
                                         Partner          Partners        Units          Securities         Equity
                                       ------------    -------------   -----------    ---------------   -------------
Balance, December 31, 1994             $   (851,574)   $ 160,824,608   $  (618,750)   $    (8,848,120)  $ 150,506,164

  Net earnings                              543,581       10,549,918            --                 --      11,093,499

  Distributions paid or accrued
    of $1.34 per Unit,
    including return of capital            (607,724)     (11,794,802)           --                 --     (12,402,526)

  Adjustment to net unrealized
    losses on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-Backed
    Securities                                   --               --            --          7,792,256       7,792,256
                                       ------------    -------------   -----------     --------------    ------------
Balance, September 30, 1995            $   (915,717)    $159,579,724   $  (618,750)    $   (1,055,864)   $156,989,393
                                       ============    =============   ===========     ==============    ============
Limited Partnership Units
  outstanding -  September 30,
  1995                                                     8,802,091
                                                       =============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
PART 1.   FINANCIAL STATEMENTS

                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                         STATEMENTS OF CASH FLOWS

                                                (Unaudited)

                                                                      For the nine months
                                                                      ended September 30,
                                                                   1995               1994
                                                               ------------       ------------
Cash flows from operating activities:
  Net earnings                                                 $ 11,093,499       $  8,322,126
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Gains on mortgage dispositions                               (2,452,221)          (864,085)
    Loss on mortgage disposition                                         --             42,488
    Payments made and treated as an addition to AHFS
      and Due from HUD and income accrued on AHFS and Due
      from HUD                                                      (67,180)          (573,545)
    Changes in assets and liabilities:
      Increase in receivables and other assets                      (58,294)          (732,924)
      Decrease in accounts payable and accrued
        expenses                                                     (7,550)          (119,362)
      (Increase) decrease in investment in affiliate and
        notes receivable and due from affiliates                    (26,903)         1,747,895
      Decrease in note payable and due to affiliate                      --         (1,784,688)
                                                               ------------       ------------
        Net cash provided by operating activities                 8,481,351          6,037,905
                                                               ------------       ------------
Cash flows from investing activities:
  Proceeds from mortgage dispositions                             9,316,015         20,589,305
  Investment in acquired insured mortgages                       (6,640,122)       (13,776,970)
  Receipt of principal from scheduled payments                      685,534            561,763
                                                               ------------       ------------
        Net cash provided by investing activities                 3,361,427          7,374,098
                                                               ------------       ------------
Cash flows from financing activities:
  Distributions paid to partners                                (13,513,200)        (8,084,983)
  Repurchase of Limited Partnership Units                                --           (618,750)
                                                               ------------       ------------
        Net cash used in financing activities                   (13,513,200)        (8,703,733)
                                                               ------------       ------------
Net increase (decrease) in cash and cash equivalents             (1,670,422)         4,708,270

Cash and cash equivalents, beginning of period                    5,364,255          4,336,899
                                                               ------------       ------------
Cash and cash equivalents, end of period                       $  3,693,833       $  9,045,169
                                                               ============       ============

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   ORGANIZATION

     American Insured Mortgage Investors L.P. - Series 88 (the Partnership) was formed under the Uniform Limited Partnership Act of the state of Delaware on February 13, 1987. The Partnership's reinvestment period expires on December 31, 1996 and the Partnership Agreement states that the Partnership will terminate on December 31, 2021, unless previously terminated under the provisions of the Partnership Agreement.

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), formerly CRI Insured Mortgage Association, Inc.

     AIM Acquisition Partners L.P. (the Advisor) serves as the advisor of the Partnership. The general partner of the Advisor is AIM Acquisition Corporation and the limited partners include an affiliate of CRIIMI MAE (and through June 30, 1995, an affiliate of C.R.I., Inc. (CRI)). Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-managed and self-administered real estate investment trust (REIT), CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

     The Partnership's investment in mortgages consists of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration (FHA) programs (FHA-Insured Certificates), mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities) and FHA-insured mortgage loans (FHA-Insured Loans). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1995 and December 31, 1994 and the results of its operations for the three and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.    Basis of Presentation - Continued

information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1994.

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES

     A.   Fully-insured mortgage investments
          ----------------------------------
          As of September 30, 1995 and December 31, 1994, the Partnership's investment in fully insured acquired insured mortgages, recorded at fair value, consisted of 18 and 12 GNMA Mortgage-Backed Securities, respectively, and 7 and 8 FHA-Insured Certificates, respectively. As of September 30, 1995 and December 31, 1994, these mortgage investments had an aggregate amortized cost of $75,548,012 and $72,138,726, respectively, an aggregate face value of $75,732,465 and $72,256,566, respectively, and an aggregate fair value of $75,519,764 and $67,450,597, respectively.

          As of September 30, 1995 and December 31, 1994, the Partnership's investment in fully insured originated insured mortgages, recorded at fair value, consisted of one FHA-Insured Certificate with an amortized cost of $11,424,569 and $11,462,535, respectively, a face value of $11,055,703 and
     $11,089,493, respectively, and a fair value of $11,149,418 and $10,421,526, respectively.

     As of November 10, 1995, all of the Partnership's fully insured mortgage investments, recorded at fair value, were current with respect to the payment of principal and interest, except for the mortgage on Water's Edge of New Jersey, a fully insured construction loan. The property underlying this construction loan is a nursing home located in Trenton, New Jersey.
     As of November 10, 1995, the mortgagor has made payments of interest through January 1995 and the total delinquent interest was approximately
     $760,000.   The Partnership's investment in this FHA-Insured Certificate is fully insured by the United States Department of Housing and Urban Development (HUD). The general partner is evaluating its alternatives with respect to this construction loan. It is not anticipated that this delinquency will have an adverse material impact on the Partnership's financial statements.

          During the nine months ended September 30, 1995, the Partnership acquired the following fully insured acquired insured mortgages and committed to acquire acquired insured mortgages and make future advances on the following fully insured government insured construction loans:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

                                                          Purchase           Funding           Effective
                                     Date of               Price/       Commitments as of      Interest
         Complex Name                Acquisition          Advance      September 30, 1995        Rate
--------------------------           ------------       -----------    ------------------      ---------
Acquired Insured Mortgages
--------------------------
Tehama Estates                       January 1995       $ 1,328,768          $         --          9.07%
Westview Apartments                  April 1995           1,149,323                    --          8.65%
Orchard Creek                        May 1995             1,297,631                    --          8.63%
Burlwood Apartments                  August 1995            656,900                    --          9.00%
Oak Lawn Apartments                  August 1995            487,700                    --          9.00%
Collin Care Center                   August 1995          1,719,800                    --          8.13%
Holton Manor                         October 1995                --             1,047,630          8.14%
                                                        -----------          ------------
    Subtotal-Acquired Insured Mortgages                   6,640,122             1,047,630

Construction Loans
------------------
Water's Edge of New Jersey           March 1992                  --               796,827          9.39%
Harbor View Estates                  January 1993                --               176,063          9.50%
                                                        -----------           -----------
     Subtotal-construction loans                                 --               972,890
                                                        -----------           -----------
     Total                                              $ 6,640,122           $ 2,020,520
                                                        ===========           ===========

          During June 1995, the mortgage on Gilbert Greens Apartments was prepaid by the mortgagor. In connection with this prepayment, in June 1995, the Partnership received net prepayment proceeds of approximately $3.0 million and recognized a financial statement gain of $143,107. The Partnership reinvested the net proceeds in fully insured mortgage investments.

     B.   Coinsured mortgage investments
          ------------------------------
          As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, under the HUD coinsurance program, both HUD and the coinsurance lender are responsible for paying a portion of the insurance benefits if a mortgagor defaults and the sale of the development collateralizing the mortgage produces insufficient net proceeds to repay the mortgage obligation. In such case, the coinsurance lender will be liable to the Partnership for the first part of such loss in an amount up

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

     to 5% of the outstanding principal balance of the mortgage as of the date foreclosure proceedings are instituted or the deed is acquired in lieu of foreclosure. For any loss greater than 5% of the outstanding principal balance, the responsibility for paying the insurance benefits will be borne on a pro-rata basis, 85% by HUD and 15% by the coinsurance lender.

          As of September 30, 1995 and December 31, 1994, the Partnership held investments in three FHA-Insured Certificates secured by coinsured mortgages. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of September 30, 1995 and December 31, 1994, the remaining two FHA-Insured Certificates are coinsured by Integrated Funding, Inc. (IFI), an affiliate of the Partnership.

     1.   Coinsured by third party
          ------------------------
          The Partnership's investment in the St. Charles Place - Phase II mortgage had an amortized cost equal to its face value of $3,754,491 and $3,767,426, as of September 30, 1995 and December 31, 1994, respectively, and a fair value of $3,551,739 and $3,337,126, as of September 30, 1995 and December 31, 1994, respectively. These amounts represent the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by American Insured Mortgage Investors L.P. - Series 86 (AIM 86), an affiliate of the Partnership.

          As of November 10, 1995, the mortgagor has made payments of principal and interest due on the mortgage through February 1995 to the Partnership. Patrician is currently litigating the case in bankruptcy court seeking to acquire and ultimately dispose of the property.

          The General Partner is monitoring Patrician's efforts to complete the foreclosure action including the subsequent acquisition and disposition of the property. If the sale of the property collateralizing the mortgage produces insufficient net proceeds to repay the mortgage obligation to the Partnership, Patrician will be liable to the Partnership for its share of the deficiency. Based on the General Partner's assessment of the collateral underlying the mortgage, including information related to the financial condition of Patrician, the General Partner believes the carrying value of this asset is realizable. The Partnership intends to reinvest any net disposition proceeds from the disposition of this mortgage investment in fully insured acquired insured mortgages.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

          The General Partner intends to continue to oversee the Partnership's interest in this mortgage investment to ensure that Patrician meets its coinsurance obligations. The General Partner's assessment of the realizability of the carrying value of the St. Charles Place-Phase II mortgage is based on current information, and to the extent current conditions change or additional information becomes available, the General Partner's assessment may change. However, the General Partner does not believe that there would be a material adverse impact on the Partnership's financial condition or its results of operations should Patrician be unable to comply with its full coinsurance obligation.

     2.   Coinsured by affiliate
          ----------------------
          As of September 30, 1995 and December 31, 1994, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is IFI. These investments were made on behalf of the Partnership by the former managing general partner. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss on these mortgage investments.

          As of September 30, 1995 and December 31, 1994, these two mortgage investments had an aggregate fair value of $30,200,439 and $28,204,766, respectively, and amortized costs and face values as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

                            Amortized        Face            Amortized       Face
                              Cost           Value             Cost         Value        Cumulative
                          September 30,   September 30,    December 31,  December 31,    Loan Losses
                              1995            1995             1994          1994        Recognized
                          -------------   -------------    ------------  ------------    -----------
The Breakers at
  Golf Mill               $  22,703,456   $  22,703,456    $ 22,821,693  $ 22,821,693    $   980,000
Summerwind Apts.-
  Phase II                    8,046,696       9,515,797       8,071,755     9,556,080      1,511,743
                           ------------    ------------    ------------  ------------    -----------
                          $  30,750,152     $32,219,253    $ 30,893,448  $ 32,377,773    $ 2,491,743
                           ============    ============    ============  ============    ===========

          No loan losses were recognized on these coinsured mortgages during the nine months ended September 30, 1995. As of November 10, 1995, both mortgages were current with respect to the payment of principal and interest.

          In connection with the FHA-Insured Certificates secured by coinsured mortgages the Partnership has sought, in addition to base interest payments, additional interest based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development (commonly termed Participations). All of the FHA-Insured Certificates secured by coinsured mortgages contain such Participations. During the nine months ended September 30, 1995 and 1994, the Partnership received additional interest of $133,120 and $22,612, respectively, from The Breakers at Golf Mill, one of these Participations. In conjunction with a 1994 mortgage modification, the participation agreement was terminated, and effective March 1, 1995, the Partnership is no longer entitled to receive Participations with respect to The Breakers at Golf Mill. These amounts are included in mortgage investment income on the accompanying statements of operations.

4.   INVESTMENT IN FHA-INSURED LOANS

     As of September 30, 1995 and December 31, 1994, the Partnership's investment in fully insured FHA-Insured Loans, recorded at amortized cost, consisted of four originated insured mortgages and two acquired insured mortgages. The four originated insured mortgages had an aggregate amortized cost of $30,198,385 and $30,302,269, an aggregate face value of $29,332,365 and $29,426,280, and an aggregate fair value of $29,948,293 and $28,272,394, as of

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INVESTMENT IN FHA-INSURED LOANS - Continued

September 30, 1995 and December 31, 1994, respectively. The acquired insured mortgages had an aggregate amortized cost of $1,168,801 and $1,190,107, an aggregate face value of $1,165,750 and $1,186,936, and an aggregate fair value of $1,205,418 and $1,205,546, as of September 30, 1995 and December 31, 1994,
respectively. As of November 10, 1995, all of the Partnership's mortgage investments, recorded at amortized cost, were current with respect to the payment of principal and interest.

     All of the originated insured mortgages, carried at amortized cost, contain Participations. During the nine months ended September 30, 1995 and 1994, the Partnership received additional interest of $46,583 and $13,938, respectively, from three and one of the Participations, respectively. During the three months ended September 30, 1995 and 1994, the Partnership received additional interest of $0 and $13,938, respectively, from one of the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

5.   DUE FROM HUD

     Due from HUD consists of amounts due in connection with losses incurred on the disposition of coinsured mortgage investments. Prior to these dispositions, these mortgage investments were accounted for as assets held for sale under the coinsurance program (AHFS). The following is a summary of amounts due from HUD as of September 30, 1995 and December 31, 1994:

     During 1994, the Partnership filed claims with HUD for insurance benefits in connection with losses incurred on the sales of the properties underlying the coinsured mortgages on Hazeltine Shores, Pinewood Park Apartments and Hamlet at Cobb's Landing. In January 1994, the Partnership received sales proceeds of approximately $6.6 million from the December 1993 sale of the property underlying the coinsured mortgage on Hazeltine Shores. A claim for insurance benefits was submitted to HUD in January 1994. In August 1994, the Partnership received claim proceeds of approximately $3.2 million, which included accrued interest. Additionally, during 1994, the Partnership received approximately $457,000 from the mortgagor's trustee. The Partnership reinvested the net disposition proceeds in acquired insured mortgages during 1994. As of September 30, 1995 and December 31, 1994, Due from HUD includes approximately $255,000 and $202,000, respectively, related to the disposition of Hazeltine Shores, which will be included in a supplemental claim expected to be filed with HUD during the fourth quarter of 1995.

     Pinewood Park Apartments is a 204-unit garden complex located in Kissimmee, Florida. Beginning in mid-1991, the mortgagor was delinquent on its principal and interest payments and subsequently defaulted. Consequently, the servicer filed an Initial Notice of Default with HUD in April 1992 and the General Partner initiated foreclosure proceedings in November 1992. On March 18, 1993, the borrower filed for protection under Chapter 11 of the Federal Bankruptcy

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.   DUE FROM HUD - Continued

Code. During 1994, the Partnership acquired the deed to the property from the mortgagor in lieu of foreclosure and, in August 1994, received proceeds of approximately $5.1 million from the sale of the property. In September 1994, a claim for insurance benefits of approximately $3.2 million, including accrued interest of approximately $1.7 million, was submitted to HUD. Additionally, during 1994, the Partnership received approximately $287,000 from the mortgagor. In March 1995, the Partnership received claim proceeds of approximately $3.6 million, which included accrued interest, and recognized a gain of $1,075,099. The Partnership reinvested the net proceeds in fully insured acquired insured mortgages. As of September 30, 1995, no amounts are due from HUD related to Pinewood Park Apartments. As of December 31, 1994, Due from HUD includes approximately $2.4 million related to this claim.

     The mortgage on Hamlet at Cobb's Landing converted to a permanent loan during the first quarter of 1992. The mortgagor on this mortgage had been delinquent on its payments to the Partnership beginning with the last quarter of 1991. As a result, the servicer filed an Initial Notice of Default with HUD in May 1992. The General Partner initiated foreclosure proceedings in November 1992. On March 18, 1993, the borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code. During 1994, the Partnership acquired the deed to the property from the mortgagor in lieu of foreclosure and in September 1994, received proceeds of approximately $8.5 million from the sale of the property. In October 1994, a claim for insurance benefits of approximately $2.3 million, including accrued interest of approximately $2.1 million, was submitted to HUD. Additionally, during 1994, the Partnership received approximately $685,000 from the mortgagor. In May 1995, the Partnership received claim proceeds of approximately $3.1 million, which included accrued interest, and recognized a gain of $1,234,015. The Partnership reinvested the net proceeds in fully insured acquired insured mortgages. As of September 30, 1995, no amounts are due from HUD related to Hamlet at Cobb's Landing. As of December 31, 1994, Due from HUD includes approximately $1.6 million related to this claim.

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the quarters ended September 30, 1995 and 1994 are as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   DISTRIBUTIONS TO UNITHOLDERS - Continued

                                               1995      1994
                                             -------   -------
     Quarter ended March 31,                 $0.49(1)  $0.26(3)
     Quarter ended June 30,                   0.53(2)   0.25(4)
     Quarter ended September 30,              0.32(5)   0.46(6)
                                             -----     -----
                                              1.34      0.97
                                             =====     =====

(1) This amount includes approximately $0.15 per Unit of accrued, but previously undistributed, interest related to the receipt of claim proceeds from the mortgage on Pinewood Park Apartments and approximately $0.01 per Unit representing previously undistributed accrued interest received from a delinquent mortgage.

(2) This amount includes approximately $0.22 per Unit of accrued, but previously undistributed, interest and capital gain related to the receipt of claim proceeds from the mortgage on Hamlet at Cobb's Landing.

(3) This amount includes approximately $0.05 per Unit representing previously undistributed accrued interest received from delinquent mortgages.

(4) This amount includes approximately $0.02 per Unit representing previously undistributed accrued interest received from delinquent mortgages.

(5) This amount includes approximately $0.02 per Unit representing capital gain from the disposition of the mortgage on Gilbert Greens Apartments.

(6) The amount includes approximately $0.22 per Unit of accrued but previously undistributed interest received from HUD and capital gain relating to the foreclosure and sale of the mortgage on Hazeltine Shores.

     The basis for paying distributions to Unitholders is cash flow from operations, which includes regular interest income and principal from insured mortgages and gains, if any, from mortgage dispositions. Although the insured mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of insured mortgages and professional fees and foreclosure and acquisition costs incurred in connection with those insured mortgages and (4) variations in the Partnership's operating expenses.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and nine months ended September 30, 1995 and 1994, have earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                                          For the                   For the
                                                                     three months ended        nine months ended
                                   Capacity in Which                    September 30,            September 30,
Name of Recipient                     Served/Item                  1995           1994        1995           1994
-----------------            -----------------------------       --------       --------    --------       --------
CRIIMI, Inc.(3)              General Partner/Distributions       $145,128       $208,622  $  607,724       $440,589

AIM Acquisition              Advisor/Asset Management Fee         369,564        379,835   1,117,525      1,136,723
  Partners, L.P.(1)

CRI(2)                       Affiliate of General Partner/          9,212         43,282      62,347        159,496
                               Expense Reimbursement

CRIIMI MAE                   Affiliate of General Partner/
  Management, Inc.             Expense Reimbursment                 8,595             --       8,595             --


     (1)  Of the amounts paid to the Advisor, the Sub-advisor to the partnership (the Sub-advisor) is entitled to a fee of .28% of
Total Invested Assets.  CRI/AIM Management, Inc., which through June 30, 1995 acted as the Sub-advisor, earned a fee equal to
$0 and $111,950 for the three months ended September 30, 1995 and 1994, respectively.  CRI/AIM Management, Inc. earned a fee equal to $220,449 and $335,029, for the nine months ended September 30, 1995 and 1994, respectively.  As discussed in Note 1 above, effective June 30, 1995, CRIIMI MAE Services Limited Partnership now serves as the Sub-Advisor.  Of the amounts paid to the Advisor,
CRIIMI MAE Services Limited Partnership earned a fee equal to $108,923 and $0, for the three months ended September 30, 1995 and
1994, respectively.  CRIIMI MAE Services Limited Partnership earned a fee equal to $108,923 and $0, for the nine months ended
September 30, 1995 and 1994, respectively.

     (2)  Prior to CRIIMI MAE becoming a self-managed and self-administered REIT, amounts were paid to CRI for reimbursement of expenses incurred on behalf of the General Partner and the Partnership.  As discussed in Note 1, the transaction in which CRIIMI MAE became a self-managed and self-administered REIT has no impact on the payments required to be made by the Partnership, other than that the expense reimbursements previously paid by the Partnership to CRI in connection with the provision of services by the Sub-
advisor are, effective June 30, 1995, paid to CRIIMI MAE Management, Inc., a wholly owned subsidiary of CRIIMI MAE.  The amounts paid to CRI during the three months ended September 30, 1995, represent reimbursement of expenses incurred prior to June 30, 1995.

     (3)  These amounts include special distributions as described above in Note 6.


8.   LITIGATION

     During 1994, IFI, an affiliate of the Partnership, filed a Complaint in the United States District Court for the District of Minnesota. The case concerned the violation of the HUD regulatory agreement and breach of fiduciary duty by the mortgagor of the mortgage on Hazeltine Shores. In response to this Complaint, the mortgagor filed counterclaims against IFI and against the

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


8.   LITIGATION - Continued

Partnership, the General Partner and CRI. A motion to dismiss the counterclaims was granted with prejudice on July 24, 1995.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------
     As of September 30, 1995, the Partnership had invested in 35 insured mortgages with an aggregate amortized cost of approximately $153 million, an aggregate face value of approximately $153 million and an aggregate fair value of approximately $152 million. During the nine months ended September 30, 1995, the Partnership acquired six GNMA Mortgage-Backed Securities for an aggregate purchase price of $6.6 million. As of September 30, 1995, the Partnership had committed approximately $2 million to acquire insured mortgages and to fund future construction loan advances.

     As of November 10, 1995, all of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans were current with respect to the payment of principal and interest except for the fully insured construction loan on Waters Edge of New Jesey, for which the mortgagor had made payments through January 1995, and the coinsured mortgage on St. Charles Place - Phase II, for which the mortgagor had made payments through February 1995. As discussed in Notes 3 and 4 to the financial statements, management does not anticipate that these delinquencies will have an adverse material impact on the Partnership's financial statements.

Results of Operations
---------------------
     Net earnings decreased for the three months ended September 30, 1995 as compared to the corresponding period in 1994 primarily as a result of decreases in gains on mortgage dispositions and interest and other income, as discussed below. Partially, offsetting these decreases was a decrease in general and administrative expenses, as discussed below. Net earnings increased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994 primarily as a result of increases in mortgage investment income and net gains on mortgage dispositions, as discussed below, and decreases in general and administrative expenses and the provision for settlement of litigation, as discussed below.

     Mortgage investment income increased for the three and nine months ended September 30, 1995, as compared to the corresponding periods in 1994. These increases were primarily due to income recognized on insured mortgages acquired during 1994 and 1995 as a result of the disposition of the properties underlying the mortgages on Hazeltine Shores, Pinewood Park Apartments and Hamlet at Cobb's Landing and the reinvestment of the net proceeds related thereto.

     Interest and other income decreased for the three months ended September 30, 1995 as compared to the corresponding period in 1994 primarily due to the timing of the reinvestment of net disposition proceeds, as discussed above. Interest and other income remained substantially unchanged for the nine months ended September 30, 1995 as compared to the corresponding period in 1994.

     General and administrative expenses decreased for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. This decrease was primarily a result of non-recurring payroll expenses and professional fees incurred in connection with the disposition of Hazeltine

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

Shores, Pinewood Park Apartments and Hamlet at Cobb's Landing during 1994. Also contributing to the decrease was a one-time payment in 1994 for the Partnership's initial listing on the American Stock Exchange.

     Interest expense to affiliate decreased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994 as a result of the paydown of a note payable to American Insured Mortgage Investors - Series 85, L.P., an affiliate of the Partnership, during the second quarter of 1994.

     Provision for settlement of litigation decreased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994 due to the recognition of a non-recurring provision for settlement of litigation in the amount of $349,824 during the first quarter of 1994 related to the repurchase of 50,000 Units of limited partnership interest in accordance with the terms of the settlement.

     Gains on mortgage dispositions decreased for the three months ended September 30, 1995 as compared to the corresponding period in 1994. Net gain on mortgage dispositions increased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. During the three months ended September 30, 1994, the Partnership received the coinsurance proceeds related to the disposition of the mortgage on Hazeltine Shores and recognized a gain of approximately $864,000. The Partnership did not dispose of any mortgages during the three months ended September 30, 1995. During the nine months ended September 30, 1995, the Partnership recognized aggregate gains of approximately $2.5 million related to the settlement of the coinsurance claims on Pinewood Park Apartments and Hamlet at Cobb's Landing and the prepayment of the mortgage on Gilbert Greens Apartments. This compares to the recognition of the gain of approximately $864,000 related to the disposition of Hazeltine Shores, and a loss of approximately $42,000 in connection with the disposition of the mortgage on Ashbury Meadows Apartments during the corresponding period in 1994.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first nine months of 1995 to meet operating requirements.

     The basis for paying distributions to Unitholders is cash flow from operations, which includes regular interest income and principal from insured mortgages and gains, if any, from mortgage dispositions. Although the insured mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

insured mortgages and professional fees and foreclosure and acquisition costs incurred in connection with those insured mortgages and (4) variations in the Partnership's operating expenses.

     Net cash provided by operating activities increased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994 primarily due to an increase in net earnings, as discussed above. Also contributing to the increase was a decrease in payments made and treated as an addition to AHFS and Due from HUD during the first three quarters of 1995, as compared to the corresponding period in 1994, and an increase in receivables and other assets during 1994 as a result of the disposition of the properties underlying the coinsured mortgages on Pinewood Park Apartments, Hazeltine Shores and Hamlet at Cobb's Landing, as discussed above.

     Net cash provided by investing activities decreased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994 primarily due to a decrease in proceeds from mortgage dispositions from approximately $20.6 million for the nine months ended September 30, 1994 to approximately $9.3 million for the corresponding period in 1995. Partially offsetting this decrease was a decrease in the acquisition of acquired insured mortgages from approximately $13.8 million for the nine months ended September 30, 1994 to approximately $6.6 million for the corresponding period in 1995.

     Net cash used in financing activities increased for the nine months ended September 30, 1995 as compared to the corresponding period in 1994 primarily due to an increase in distributions paid to partners as a result of special distributions related to the receipt of net disposition proceeds and previously undistributed accrued interest received in connection with the disposition of the mortgages on Hazeltine Shores, Pinewood Park Apartments and Hamlet at Cobb's Landing during the fourth quarter of 1994 and the first and second quarters of 1995.

PART II.  OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

     During 1994, IFI, an affiliate of the Partnership, filed a Complaint in the United States District Court for the District of Minnesota. The case concerned the violation of the HUD regulatory agreement and breach of fiduciary duty by the mortgagor of the mortgage on Hazeltine Shores. In response to this Complaint, the mortgagor filed counterclaims against IFI and against the Partnership, the General Partner and CRI. A motion to dismiss the counterclaims was granted with prejudice on July 24, 1995.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FROM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1995.
     The exhibits filed as part of this report are listed below:

 Exhibit No.                                  Description
-------------                           -----------------------

    27                                  Financial Data Schedule

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN INSURED MORTGAGE
                                INVESTORS L.P. - SERIES 88
                                (Registrant)

                              By:CRIIMI, Inc.
                              General Partner


November 13, 1995             /s/ Cynthia O. Azzara
------------------            ---------------------------------
Date                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer