Form 10-K
period 1995-12-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 1996-04-01
CIK 811437

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1995
                              ------------------

Commission file number             1-12724
                              -----------------

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
- -----------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             California                          13-3398206
- -------------------------------------      ----------------------
  (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)

11200 Rockville Pike, Rockville, Maryland           20852
- -----------------------------------------  ----------------------
(Address of principal executive offices)          (Zip Code)

                                 (301) 816-2300
- -----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
    Title of each class                      which registered
- --------------------------------      ---------------------------
 Depositary Units of Limited            American Stock Exchange
   Partnership Interest

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
- -----------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                               ----      ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 22, 1996, 8,802,091 Depositary Units of Limited Partnership Interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $119,918,353.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                         1995 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                         Page
                                                         ----
Item 1.   Business  . . . . . . . . . . . . . . . . . .     4
Item 2.   Properties  . . . . . . . . . . . . . . . . .     5
Item 3.   Legal Proceedings . . . . . . . . . . . . . .     5
Item 4.   Submission of Matters to a Vote of
            Security Holders  . . . . . . . . . . . . .     5

                                     PART II
                                     -------
Item 5.   Market for Registrant's Securities and
            Related Security Holder Matters . . . . . .     5
Item 6.   Selected Financial Data . . . . . . . . . . .     9
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .    10
Item 8.   Financial Statements and Supplementary Data .    23
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . .    23

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the
            Registrant  . . . . . . . . . . . . . . . .    23
Item 11.  Executive Compensation  . . . . . . . . . . .    24
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . .    25
Item 13.  Certain Relationships and Related Transactions   25

                                     PART IV
                                     -------
Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . .    27
Signatures  . . . . . . . . . . . . . . . . . . . . . .    29

                                     PART I

ITEM 1.   BUSINESS

Development and Description of Business
- ---------------------------------------
     Information concerning the business of American Insured Mortgage Investors L.P.-Series 88 (the Partnership) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 4, 5 and 7 of the notes to the financial statements of the Partnership. Also see Schedule IV-Mortgage Loans on Real Estate for a summary of mortgage investments held by the Partnership as of December 31, 1995.

Employees
- ---------
     The Partnership has no employees. The business of the Partnership is managed by CRIIMI, Inc. (the General Partner), while its portfolio of mortgages is managed by AIM Acquisition Partners, L.P. (the Advisor) pursuant to an advisory agreement (the Advisory Agreement). CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE). CRIIMI MAE was formerly managed by an affiliate of C.R.I., Inc. (CRI).

     The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition) and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE.
Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to obtain the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

     Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with a merger transaction in which CRIIMI MAE became a self-administered real estate investment trust (REIT) on June 30, 1995, an affiliate of CRIIMI MAE, acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

Competition
- -----------
     In acquiring mortgage investments, the Partnership competes with private investors, mortgage banking companies, mortgage brokers, state and local government agencies, lending institutions, trust funds, pension funds, and other entities, some with similar objectives to those of the Partnership and some of which are or may be affiliates of the Partnership, its General Partner, the Advisor and their respective affiliates. Some of these entities may have substantially greater capital resources and experience than the Partnership in acquiring mortgage investments which are fully insured or guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association (GNMA), the Federal Housing Administration (FHA) or the Federal Home Loan Mortgage Corporation.

     CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, REITS or other entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that one or more of the other AIM Partnerships and/or other entities sponsored or managed by CRIIMI MAE, including CRI Liquidating REIT Inc., is attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CRIIMI MAE Services Limited Partnership and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CRIIMI MAE Services Limited Partnership and CRIIMI, Inc.,

                                     PART I
however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.

ITEM 2.   PROPERTIES

     Although the Partnership does not own the underlying real estate, the mortgages underlying the Partnership's mortgage investments are primarily non-recourse first liens on the respective multifamily residential developments or retirement homes.

ITEM 3.   LEGAL PROCEEDINGS

     The information required by Item 3 is incorporated herein by reference to
Note 12 of the notes to the Partnership's financial statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1995.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
       HOLDER MATTERS

Principal Market and Market Price for Units
- -------------------------------------------
     Effective January 1, 1994, the United States Congress repealed portions of the Federal tax code which have had an adverse impact on tax-exempt investors in publicly-traded partnerships. This tax code change cleared away the major impediment standing in the way of listing the Partnership's Depositary Units of Limited Partnership Interest (Units) for trading on a national stock exchange. In an effort to allow pension funds and other tax-exempt organizations to invest in publicly-traded partnerships, the Revenue Reconciliation Act of 1993 repealed the rule that automatically treated income from publicly-traded partnerships as gross income that is derived from an unrelated trade or business. As a result, investments in publicly-traded partnerships such as the Partnership are now treated the same as investments in other partnerships for purposes of the unrelated business taxable income rules. The General Partner listed the Partnership's Units for trading on the American Stock Exchange (AMEX) on January 18, 1994, in order to provide investment liquidity as contemplated in the Partnership's original prospectus. The Units are traded under the symbol "AIK."

     The high and low bid prices for the Units as reported on AMEX for each quarterly period in 1995 and 1994 were as follows:

                                                  1995
     Quarter Ended                       High     ----   Low
     -------------                      ------         --------

March 31, 1995                          $ 12 3/8       $ 11 3/8
June 30, 1995                             13 5/8         11 7/8
September 30, 1995                        13 1/4         12 7/8
December 31, 1995                         13 1/2         12 3/4

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
       HOLDER MATTERS - Continued

                                                  1994
     Period Ended                        High     ----   Low
     -------------                      -------        --------

January 18, 1994 through
  March 31, 1994                        $ 14 3/4       $ 12 1/8
April 1, 1994 through June 30, 1994       12 5/8         11 1/2
July 1, 1994 through
  September 30, 1994                      12 5/8         11 5/8
October 1, 1994 through
  December 31, 1994                       11 7/8         11

     Prior to listing of the Partnership's Units for trading on the AMEX, the Units were only tradable through the informal market called the "secondary market."

Distribution Information
- ------------------------
     Distributions per Unit, payable out of the cash flow of the Partnership, during 1995 and 1994 were as follows:


          Distributions for the     Amount of Distribution
              Quarter Ended                Per Unit
          ---------------------     ----------------------
          March 31, 1995                  $    0.49 (1)
          June 30, 1995                        0.53 (2)
          September 30, 1995                   0.32 (3)
          December 31, 1995                    0.32 (4)
                                          ---------
                                          $    1.66
                                          =========

          March 31, 1994                  $    0.26 (5)
          June 30, 1994                        0.25 (6)
          September 30, 1994                   0.46 (7)
          December 31, 1994                    0.44 (8)
                                          ---------
                                          $    1.41
                                          =========

(1) This amount includes approximately $0.15 per Unit representing accrued, but previously undistributed, interest related to the receipt of claim proceeds from the mortgage on Pinewood Park Apartments and approximately $0.01 per Unit representing previously undistributed accrued interest received from Water's Edge of New Jersey.
(2) This amount includes approximately $0.22 per Unit representing accrued, but previously undistributed, interest and capital gain related to the receipt of claim proceeds from the mortgage on Hamlet at Cobb's Landing.
(3) This amount includes approximately $0.02 per Unit representing capital gain from the disposition of the mortgage on Gilbert Greens Apartments.
(4) This amount includes approximately $0.02 per Unit representing previously undistributed accrued interest received from Water's Edge of New Jersey.
(5) This amount includes approximately $0.05 per Unit representing previously undistributed accrued interest received from delinquent mortgages.
(6) This amount includes approximately $0.02 per Unit representing previously undistributed accrued interest received from delinquent mortgages.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
       HOLDER MATTERS - Continued

(7) This amount includes approximately $0.22 per Unit of accrued but previously undistributed interest and gain received from HUD relating to the foreclosure and sale of the mortgage on Hazeltine Shores.
(8) This amount includes approximately $0.05 per Unit representing additional gain received from the disposition of the mortgage on Hazeltine Shores; and approximately $0.08 per Unit representing previously undistributed accrued interest from delinquent mortgages.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
       HOLDER MATTERS - Continued

                               Approximate Number of Unitholders
Title of Class                      as of December 31, 1995
- -----------------               -------------------------------
Depositary Units of Limited
  Partnership Interest                     8,100

                                     PART II

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in thousands, except per Unit amounts)

                                                For the Years Ended December 31,
                                    1995        1994        1993            1992          1991
                                  --------    --------    --------        --------      --------
Income                            $ 13,236    $ 13,332    $ 13,644        $ 12,018      $ 12,648

Net gains (losses) on
  mortgage dispositions and
  loan losses                        2,452         978        (972)         (1,582)       (4,568)

Net earnings                        13,795      11,540      10,542           8,383         6,066

Net earnings per Limited
  Partnership Unit (1)                1.49        1.24        1.13            0.90          0.65

Distributions per Limited
  Partnership Unit (1)(2)             1.66        1.41        1.12          1.1128         1.323


                                                      As of December 31,
                                    1995        1994        1993            1992          1991
                                  --------    --------    --------        --------      --------

Total assets                      $161,927    $154,805    $166,904        $166,768      $168,029

Partners' equity                  $158,806    $150,506    $161,498        $161,381      $163,356


(1)  Calculated based upon the weighted average number of Units outstanding.  See Note 2 of the notes to the financial statements of the Partnership.

(2)  Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 1995, 1994, 1993, 1992 and
     1991, which were paid subsequent to year end.  See Notes 7 and 9 of the notes to the Partnership's financial statements.


     The selected statements of operations data presented above for the years ended December 31, 1995, 1994 and 1993, and the balance sheet data as of December 31, 1995 and 1994, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1992 and 1991 and the balance sheet data as of December 31, 1993, 1992 and 1991 are derived from audited financial statements not included in this Form 10-
K. This data should be read in conjunction with the financial statements and the notes thereto.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

General
- -------
     American Insured Mortgage Investors L.P. - Series 88 (the Partnership) was formed under the Uniform Limited Partnership Act of the state of Delaware on February 13, 1987. During the period from October 2, 1987 (the initial closing date of the Partnership's public offering) through March 10, 1989 (the termination date of the offering), the Partnership, pursuant to its public offering of Units, raised a total of $177,039,320 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 units of limited partnership interest in exchange therefor.

     From inception through September 6, 1991, AIM Capital Management Corp. served as managing general partner (with a partnership interest of 4.8%), IRI Properties Capital Corp. served as the corporate general partner (with a partnership interest of 0.1%) and Third Group Partners, an affiliate of the former general partners, served as the associate general partner (with a partnership interest of 0.1%). All of the foregoing general partners are sometimes collectively referred to as former general partners.

     At a special meeting of the limited partners and Unitholders, as defined in the Partnership Agreement, of the Partnership held on August 13, 1991, a majority of these interests approved, among other items, the assignment of the general partner interests and shares of the company which acted as the assignor limited partner in the Partnership.

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded AIM Capital Management Corp. and IRI Properties Capital Corp. as the sole general partner of the Partnership. CRIIMI, Inc. purchased the interests of the former managing general partner and the former corporate general partner pursuant to the terms of the Partnership Agreement. CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE), which was formerly managed by an affiliate of C.R.I., Inc. (CRI). In addition, the General Partner acquired the shares of the company which acted as the assignor limited partner in the Partnership. AIM Acquisition Partners, L.P. (the Advisor) purchased the interest of the former associate general partner (0.1%) but withdrew from the Partnership effective September 19, 1991. The Partnership succeeded to the 0.1% interest formerly held by the Advisor.

     The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition) and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE.
Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to obtain the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

     Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered real estate investment trust (REIT) on June 30, 1995, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

     Until the change in the Partnership's investment policy, as discussed below, the Partnership was in the business of originating mortgage loans

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

(Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). As of December 31, 1995, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by the Federal Housing Administration (FHA) or Acquired Insured Mortgages which are fully insured (as more fully described below).

     Effective September 19, 1991, the General Partner changed, at the Advisor's recommendation, the investment policies of the Partnership to invest only in Acquired Insured Mortgages which are fully insured or guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association
(GNMA), FHA or the Federal Home Loan Mortgage Corporation.

     The Partnership's reinvestment period expires on December 31, 1996, and the Partnership Agreement states that the Partnership will terminate on December 31, 2021, unless previously terminated under the provisions of the Partnership Agreement. The Partnership's principal investment objectives are to invest in Insured Mortgages which (i) preserve and protect the Partnership's invested capital; (ii) provide quarterly distributions of adjusted cash from operations which may be increased over time as a result of Participations (as defined below), when obtainable, on Originated Insured Mortgages; and (iii) provide appreciation by selecting Acquired Insured Mortgages which present the possibility of early prepayment.

     As of December 31, 1995, the Partnership had invested in 36 Insured Mortgages with an aggregate amortized cost of approximately $154 million, an aggregate face value of approximately $154 million and an aggregate fair value of approximately $155 million.

Investment in Insured Mortgages
- -------------------------------
     The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to FHA programs (FHA-Insured Certificates), mortgage-backed securities guaranteed by GNMA (GNMA Mortgage-Backed Securities) and FHA-insured mortgage loans (FHA-Insured Loans). The mortgages underlying the FHA-Insured Certificates, the GNMA Mortgage-Backed Securities and the FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

     Payments of principal and interest on FHA-Insured Certificates and FHA-Insured Loans are insured by the United States Department of Housing and Urban Development (HUD) pursuant to Title 2 of the National Housing Act. Payments of principal and interest on GNMA Mortgage-Backed Securities are guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

     The following is a discussion of the Partnership's mortgage investments, along with the risks related to each type of investment.

     A.   Fully Insured FHA-Insured Certificates and GNMA
            Mortgage-Backed Securities
          -----------------------------------------------
          As of December 31, 1995, the Partnership's investment in fully insured Acquired Insured Mortgages, recorded at fair value, consisted of 19 GNMA Mortgage-Backed Securities and seven FHA-Insured Certificates with an aggregate amortized cost of $76,462,511, an aggregate face value of $76,636,450 and an aggregate fair value of $77,918,878. As of December 31, 1994, the Partnership's investment in fully insured Acquired Insured Mortgages, recorded at fair value, consisted of 12 GNMA Mortgage-Backed

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

     Securities and eight FHA-Insured Certificates, with an aggregate amortized cost of $72,138,726, an aggregate face value of $72,256,566 and an aggregate fair value of $67,450,597.

          The Partnership's investment in fully insured Originated Insured Mortgages, recorded at fair value, consisted of one FHA-Insured Certificate as of December 31, 1995 and 1994. As of December 31, 1995, this investment had an amortized cost of $11,411,412, a face value of $11,043,976, and a fair value of $11,289,584. As of December 31, 1994, this investment had an amortized cost of $11,462,535, a face value of $11,089,493 and a fair value of $10,421,526.

          As of March 1, 1996, all of the Partnership's fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities were current with respect to the payment of principal and interest, except for the mortgage on Water's Edge of New Jersey, a fully insured construction loan. The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of March 1, 1996, the mortgagor has made payments of interest through June 1995. The total delinquent interest as of March 1, 1996 is approximately $675,000. In February 1996, the General Partner instructed the servicer of this Insured Mortgage to file a Notice of Default and an Election to Assign the mortgage with HUD. The Partnership expects to receive proceeds from the assignment in mid 1996 and intends to reinvest the net proceeds prior to the expiration of the reinvestment period of December 31, 1996.

     During March, 1996, one of the investors in the Harbor View Estates loan exercised its right to purchase the participation interests with respect to this Insured Mortgage after a notice of default was filed with HUD. The Partnership received proceeds from this prepayment in March, 1996, the net proceeds of which are expected to be reinvested prior to the end of the reinvestment period.

          During the year ended December 31, 1995, the Partnership acquired the following fully insured Acquired Insured Mortgages:

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

                                                              Purchase           Effective
                                       Date of                 Price/            Interest
         Complex Name                  Acquisition            Advance              Rate
- --------------------------             ------------         -----------          ---------
Acquired Insured Mortgages
- --------------------------
Tehama Estates                         January 1995         $ 1,328,768              9.07%
Westview Apartments                    April 1995             1,149,323              8.65%
Orchard Creek                          May 1995               1,297,631              8.63%
Burlwood Apartments                    August 1995              656,900              9.00%
Oak Lawn Apartments                    August 1995              487,700              9.00%
Collin Care Center                     August 1995            1,719,800              8.13%
Holton Manor                           October 1995           1,047,630              8.14%
                                                            -----------
    Total                                                   $ 7,687,752
                                                            ===========

     During the years ended December 31, 1995, 1994 and 1993, the Partnership disposed of the following fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities:

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

                                                                                                               Financial
                                                                                                               Statement
                                         Year of           Type of             Net Carrying         Net       (Loss)/Gain
     Complex Name                      Disposition       Disposition                Value        Proceeds      Recognized
- -------------------                    -----------     -------------           -------------    -----------    -----------
Gilbert Greens                            1995          Prepayment              $ 2,864,689    $ 3,007,796    $   143,107

Graymere Apartments                       1993          Assignment/Sale of        5,539,630      5,788,194        248,564(a)
                                                          Debentures

Arborview Apartments                      1993           Sale of a               17,571,849     17,569,959         (1,890)
                                                          defaulted loan

Arlington Heights Apartments              1993          Sale of a                        --        277,465(b)     277,465
                                                          defaulted loan

(a)  During 1992, the Partnership recognized a loss of $268,005 in anticipation of the assignment of this defaulted mortgage.
(b)  Represents additional proceeds received resulting from an adjustment to the 1992 sales price.


          In the case of fully insured Originated Insured Mortgages and Acquired Insured Mortgages, the Partnership's maximum exposure for purposes of determining loan losses would generally be approximately 1% of the unpaid principal balance of the Insured Mortgage (an assignment fee charged by FHA) at the date of a default, plus the unamortized balance of acquisition fees and closing costs paid in connection with the acquisition of the Insured Mortgages and the loss of approximately 30 days accrued interest.

     B.   Coinsured FHA-Insured Certificates
          ----------------------------------
          Under the HUD coinsurance program, both HUD and the coinsurance lender are responsible for paying a portion of the insurance benefits if a mortgagor defaults and the sale of the development collateralizing the mortgage produces insufficient net proceeds to repay the mortgage obligation. In such cases, the coinsurance lender will be liable to the Partnership for the first part of such loss in an amount up to 5% of the outstanding principal balance of the mortgage as of the date foreclosure proceedings are instituted or the deed is acquired in lieu of foreclosure. For any loss greater than 5% of the outstanding principal balance, the responsibility for paying the insurance benefits will be borne on a pro-rata basis, 85% by HUD and 15% by the coinsurance lender.

          While the Partnership is due payment of all amounts owed under the mortgage, the coinsurance lender is responsible for the timely payment of principal and interest to the Partnership. The coinsurance lender is prohibited from entering into any workout arrangement with the borrower without the Partnership's consent and must file a claim for coinsurance benefits with HUD, upon default, if the Partnership so directs. As an ongoing HUD-approved coinsurance lender, and under the terms of the participation documents, the coinsurance lender is required to satisfy certain minimum net worth requirements as set forth by HUD. However, it is possible that the coinsurance lender's potential liability for loss on these developments, and others, could exceed its HUD-required minimum net worth. In such case, the Partnership would bear the risk of loss if the coinsurance lenders were unable to meet their coinsurance obligations. In

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

     addition, HUD's obligation for the payment of its share of the loss could be diminished under certain conditions, such as the lender not adequately pursuing regulatory violations of the borrower or the failure to comply with other terms of the mortgage. However, the General Partner is not aware of any conditions or actions that would result in HUD diminishing its insurance coverage.

          As of December 31, 1995 and 1994, the Partnership held investments in three coinsured FHA-Insured Certificates. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of December 31, 1995, and 1994, the remaining two FHA-Insured Certificates are coinsured by Integrated Funding, Inc. (IFI), an affiliate of the Partnership, and are discussed below.

     1.   Coinsured by third party
          ------------------------
          St. Charles Place - Phase II is a 156-unit apartment complex located in Miramar, Florida. The Partnership's investment in the St. Charles Place - Phase II mortgage had an amortized cost equal to its face value of $3,749,991 and $3,767,426 as of December 31, 1995 and 1994,
          respectively. As of December 31, 1995 and 1994, this mortgage had a fair value of $3,583,856 and $3,337,126, respectively. These amounts represent the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by American Insured Mortgage Investors L.P. - Series 86 (AIM 86), an affiliate of the Partnership.

          As of March 1, 1996, the mortgagor had made payments of principal and interest due on the mortgage through May 1995 to the Partnership. Patrician is litigating the case in bankruptcy court while negotiating a modification agreement with the borrower.

          The General Partner intends to continue to oversee the Partnership's interest in this mortgage investment to ensure that Patrician meets its coinsurance obligations. The General Partner's assessment of the realizability of the carrying value of the St. Charles Place-Phase II mortgage is based on the most recent information available, and to the extent these conditions change or additional information becomes available, the General Partner's assessment may change. However, the General Partner does not believe that there would be a material adverse impact on the Partnership's financial condition or its results of operations should Patrician be unable to comply with its full coinsurance obligation.

     2.   Coinsured by affiliate
          ----------------------
          As of December 31, 1995 and 1994, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is IFI. These investments were made on behalf of the Partnership by the former managing general partner. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss on these mortgage investments.

          The IFI coinsured mortgages had an aggregate fair value of $30,553,317 and $28,204,766, as of December 31, 1995 and 1994, respectively, and

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

          amortized costs and face values as of December 31, 1995 and 1994 as follows:

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


                               Amortized        Face         Amortized      Face         Loan Losses Recognized
                                  Cost          Value          Cost         Value          for the year ended      Cumulative
                              December 31,   December 31,  December 31,  December 31,         December 31,        Loan Losses
                                  1995           1995          1994          1994           1995        1994      Recognized
                              ------------   ------------  ------------  ------------    ----------  ----------   -----------
The Breakers at Golf
  Mill                        $ 22,662,648   $ 22,662,648  $ 22,821,693  $ 22,821,693    $       --  $       --   $   980,000
Summerwind Apts.-Phase II        8,037,922      9,501,784     8,071,755     9,556,080            --          --     1,511,743
                              ------------   ------------  ------------  ------------    ----------  ----------   -----------
                              $ 30,700,570   $ 32,164,432  $ 30,893,448  $ 32,377,773    $       --  $       --   $ 2,491,743
                              ============   ============  ============  ============    ==========  ==========   ===========

          The following is a description of each of the Partnership's coinsured mortgage investments for which IFI is the coinsurance lender.

          In March 1994, the mortgage note for The Breakers at Golf Mill was amended to reduce the mortgage interest rate from 8.25% to 7.0%. The Partnership recognized aggregate loan losses of $980,000 during 1993 in anticipation of the refinancing or prepayment of the mortgage, which primarily represented the unamortized balance of acquisition fees and closing costs paid in connection with the acquisition of the mortgage. As of March 1, 1996, the mortgagor was current with respect to payment of principal and interest on this mortgage.

          Summerwind Apartments-Phase II is a 190-unit garden complex located in Naples, Florida. Since 1987, the property had been operating at a loss and the mortgagor on this mortgage had been delinquent on its principal and interest payments to the Partnership since mid-1991.
          The servicer filed an Initial Notice of Default with HUD in September 1991. As a result of the above, and the General Partner's evaluation of the collateral underlying the mortgage in 1991, a loan loss of $1,511,743 was recorded. However, during 1992, the financial performance of the property improved substantially as a result of the property entering into a master lease with a financially capable tenant for a majority of the building's units. As of March 1, 1996, the mortgagor was current with respect to payment of principal and interest on this mortgage.

          In October 1993, the mortgagor of the coinsured mortgage on Ashbury Meadows informed the General Partner that the mortgagor was attempting to refinance the mortgage. As a result, the Partnership recognized a loan loss of $515,900 during the fourth quarter of 1993 which was primarily due to the write-off of the unamortized balance of acquisition fees and closing costs paid in connection with the acquisition of this mortgage. In April 1994, the Partnership received net proceeds of approximately $6.0 million from the prepayment of the mortgage on Ashbury Meadows. The Partnership recognized a loss of $42,488, as shown on the accompanying statement of operations for the year ended December 31, 1994. This loss was in addition to the loan loss of $515,900 recognized in the fourth quarter of 1993. The Partnership reinvested the net disposition proceeds from this mortgage in fully insured Acquired Insured Mortgages.

          In connection with the coinsured FHA-Insured Certificates, the Partnership has sought, in addition to base interest payments,

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

          additional interest based on a percentage of the net cash flow from the development and of the net proceeds from the refinancing, sale of other disposition of the underlying development (commonly termed Participations). All of the coinsured FHA-Insured Certificates, with the exception of one, contain such Participations. During the years ended December 31, 1995, 1994 and 1993, the Partnership received additional interest of $133,120, $22,612 and $12,580, respectively, from The Breakers at Golf Mill, one of the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations. In conjunction with the 1994 mortgage modification, as discussed above, the participation agreement was terminated, and effective March 1, 1995, the Partnership was no longer entitled to receive Participations with respect to The Breakers at Golf Mill.

     C.   FHA-Insured Loans
          -----------------
          As of December 31, 1995 and 1994, the Partnership's investment in fully insured FHA-Insured Loans, recorded at amortized cost, consisted of four originated Insured Mortgages and two Acquired Insured Mortgages. The four Originated Insured Mortgages had an aggregate amortized cost of $30,162,342 and $30,302,269, an aggregate face value of $29,299,733 and
     $29,426,280, and an aggregate fair value of $30,199,166 and $28,272,394, as of December 31, 1995 and 1994, respectively. The two Acquired Insured Mortgages had an aggregate amortized cost of $1,161,339 and $1,190,107, an aggregate face value of $1,158,329 and $1,186,936, and an aggregate fair value of $1,219,590 and $1,205,546, as of December 31, 1995 and 1994,
     respectively.

          As of March 1, 1996, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

          All of the FHA-Insured Loans contain Participations. During the years ended December 31, 1995 and 1994, the Partnership received additional interest of $46,581 and $13,938, respectively, from three and one of the FHA-Insured Loans which contain Participations, respectively. No monies were received from these Participations during the year ended December 31, 1993. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

     Due from HUD
     ------------
          Due from HUD consists of amounts due to the Partnership resulting from losses incurred on the disposition of coinsured mortgage investments.
     Prior to these dispositions, the mortgage investments were accounted for as Certificates held for disposition under the coinsurance program. The following is a summary of amounts due from HUD as of December 31, 1995 and 1994:

          During 1994, the Partnership filed claims with HUD for insurance benefits in connection with losses incurred on the sales of the properties underlying the coinsured mortgages on Hazeltine Shores, Pinewood Park Apartments and Hamlet at Cobb's Landing.

          In January 1994, the Partnership received sales proceeds of approximately $6.6 million from the December 1993 sale of the property underlying the coinsured mortgage on Hazeltine Shores. A claim for insurance benefits was submitted to HUD in January 1994. In August 1994, the Partnership received claim proceeds of approximately $3.2 million,

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

     which included accrued interest. Additionally, during 1994, the Partnership received approximately $457,000 from the mortgagor's trustee. The Partnership reinvested the net disposition proceeds in fully insured Acquired Insured Mortgages during the 1994. As of December 31, 1995 and 1994, Due from HUD includes approximately $285,000 and $202,000, respectively, related to the disposition of Hazeltine Shores, $285,000 of which will be included in a supplemental claim expected to be filed with HUD during 1996.

          Pinewood Park Apartments is a 204-unit garden complex located in Kissimmee, Florida. Beginning in mid-1991, the mortgagor was delinquent on its principal and interest payments and subsequently defaulted. Consequently, the servicer filed an Initial Notice of Default with HUD in April 1992 and the General Partner initiated foreclosure related to proceedings in November 1992. On March 18, 1993, the borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code. During 1994, the Partnership acquired the deed to the property from the mortgagor in lieu of foreclosure and, in August 1994, received proceeds of approximately $5.1 million from the sale of the property. Additionally, during 1994, the Partnership received approximately $287,000 from the mortgagor. In September 1994, a claim for insurance benefits was submitted to HUD, and in March 1995, the Partnership received claim proceeds of approximately $3.6 million, which included accrued interest, and recognized a gain of $1,075,099. The Partnership reinvested the net proceeds in Acquired Insured Mortgages in the second and third quarters of 1995. As of December 31, 1995, no amounts were due from HUD related to the Pinewood Park Apartments coinsurance claim. As of December 31, 1994, Due from HUD includes approximately $2.4 million related to this claim.

          The mortgage on Hamlet at Cobb's Landing converted to a permanent loan during the first quarter of 1992. The mortgagor had been delinquent on its payments to the Partnership beginning with the last quarter of 1991. As a result, the servicer filed an Initial Notice of Default with HUD in May 1992. The General Partner initiated foreclosure proceedings in November 1992. On March 18, 1993, the borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code. During 1994, the Partnership acquired the deed to the property from the mortgagor in lieu of foreclosure and, in September 1994, received proceeds of approximately $8.5 million from the sale of the property. Additionally, during 1994, the Partnership received approximately $685,000 from the mortgagor. In October 1994, a claim for insurance benefits was submitted to HUD, and in May 1995, the Partnership received claim proceeds of approximately $3.1 million, which included accrued interest, and recognized a gain of $1,234,015. The Partnership reinvested the net proceeds in fully insured Acquired Insured Mortgages during the second and third quarters of 1995. As of December 31, 1995, no amounts were due from HUD related to the Hamlet at Cobb's Landing coinsurance claim. As of December 31, 1994, Due from HUD includes approximately $1.6 million related to this claim.

     Results of Operations
     ---------------------
     1995 versus 1994
     ----------------
     Net earnings increased for 1995 as compared to 1994 primarily as a result of an increase in gains on mortgage dispositions. Also contributing to this increase were decreases in general and administrative expenses and the provision for settlement of litigation, as discussed below.
     Mortgage investment income remained relatively constant for 1995 as compared to 1994.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

     General and administrative expenses decreased for 1995 as compared to 1994. This decrease was primarily a result of non-recurring payroll expenses and professional fees incurred in connection with the disposition of Hazeltine Shores, Pinewood Park Apartments and Hamlet at Cobb's Landing during 1994. Also contributing to the decrease was a one-time payment in 1994 for the Partnership's initial listing on the American Stock Exchange.

     Provision for settlement of litigation decreased for 1995 as compared to 1994 due to the recognition of a non-recurring provision for settlement of litigation, as discussed below.

     Net gains on mortgage dispositions increased for 1995 as compared to 1994. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. During 1995, the Partnership recognized aggregate gains of approximately $2.4 million related to the settlement of the coinsurance claims on Pinewood Park Apartments and Hamlet at Cobb's Landing and the prepayment of the mortgage on Gilbert Greens Apartments. This compares to the recognition in 1994 of a gain of approximately $1.0 million related to the settlement of the coinsurance claim on Hazeltine Shores, and a loss of approximately $42,000 in connection with the disposition of the mortgage on Ashbury Meadows Apartments.

     1994 versus 1993
     ----------------
     Net earnings increased for 1994 as compared to 1993 primarily as a result of an increase in net gains from mortgage dispositions, and a decrease in loan losses as described below. These amounts were partially offset by a decrease in mortgage investment income and an increase in general and administrative expenses and the provision for settlement of litigation, as discussed below.

     Mortgage investment income decreased for 1994 as compared to 1993. This decrease was primarily due to income recognized on the Hazeltine Shores claim which was classified as interest and other income in 1994 and as mortgage investment income in 1993. Also contributing to the decrease in mortgage investment income was a reduction in mortgage interest rates on Acquired Insured Mortgages purchased in 1993 and 1994 as compared to the mortgage interest rates on Insured Mortgages which were disposed of during 1993 and 1994. The decrease was also attributable to the timing of the reinvestment of net proceeds from mortgage dispositions and settlement of the coinsurance claim on Hazeltine Shores.

     Interest and other income increased for 1994 as compared to 1993 primarily due to the recognition of interest from the Hazeltine Shores claim for insurance benefits, as discussed above. Also contributing to the increase was interest earned from the short-term investment of net disposition proceeds prior to reinvestment in Acquired Insured Mortgages.

     Asset management fees to related parties increased for 1994 compared to 1993 primarily as a result of the continued funding of construction loan advances.

     General and administrative expenses increased for 1994 as compared to 1993. This increase was primarily a result of increased payroll expenses related to the management of the Partnership's coinsured loans and costs incurred in connection with the disposition of Hazeltine Shores, Pinewood Park Apartments, and Hamlet at Cobb's Landing during 1994. Partially offsetting these increases was a decrease in legal and professional fees, as a result of the settlement of litigation, as discussed below.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

     Interest expense to affiliate decreased for 1994 as compared to 1993 as a result of the paydown of the note payable to American Insured Mortgage Investors Series 85, L.P. during the second quarter of 1994.

     During 1994, the Partnership recognized a provision for settlement of litigation in the amount of $349,824 related to the repurchase of 50,000 Units of limited partnership interest in connection with the settlement of litigation, as described below in "Other Events."

     Net gains on mortgage dispositions increased for 1994 as compared to 1993, and loan losses decreased for 1994 as compared to 1993. During 1993, the Partnership recognized aggregate loan losses of approximately $1.5 million and disposed of three mortgage investments which resulted in aggregate net gains of approximately $524,000. During 1994, the Partnership accepted a discounted prepayment on the mortgage on Ashbury Meadows, resulting in a loss of approximately $42,000 and settled the coinsurance claim related to the foreclosure and sale of Hazeltine Shores resulting in a gain of approximately $1.0 million.

     Liquidity and Capital Resources
     -------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during 1995 to meet operating requirements.

     The basis for paying distributions to Unitholders is cash flow from operations, which includes regular interest income and principal from Insured Mortgages, and gains, if any, from mortgage dispositions. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure and acquisition costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

     If necessary, the Partnership has the right to establish reserves either from the Net Proceeds of the Offering or from Cash Flow (as defined in the Partnership Agreement). It should be noted, however, that the Partnership also has the right to reinvest the Proceeds of Mortgage Prepayments, Sales, and Insurance in Acquired Insured Mortgages through December 31, 1996 and generally intends to distribute substantially all of its Cash Flow from operations. If any reserves are deemed to be necessary by the Partnership, they will be invested in short-term, interest-bearing investments.

     The Partnership anticipates that reserves generally would only be necessary in the event the Partnership elected to foreclose on an Originated Insured Mortgage insured by FHA and take over the operations of the underlying development. In such case, there may be a need for additional capital. Since foreclosure proceedings can be expensive and time-consuming, the Partnership expects that it will generally assign the fully insured Originated Insured Mortgages to HUD for insurance proceeds rather than initiate foreclosure. In the case of an Originated Insured Mortgage insured under the HUD coinsurance program, the likelihood of foreclosure

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

     (and the potential need for reserves) exists since these coinsured mortgages generally cannot be assigned to HUD and the coinsurance lender would be required to acquire title to the property and hold the property for 12 months or until an earlier sale in order to realize the benefit of HUD insurance. The determination of whether to assign the mortgage to HUD or institute foreclosure proceedings or whether to set aside any reserves will be made on a case-by-case basis by the General Partner, the Advisor and the sub-advisor. As of December 31, 1995 and 1994, the Partnership had not set aside any reserves.

     Cash flow - 1995 versus 1994
     ----------------------------
     Net cash provided by operating activities increased for 1995 as compared to 1994 primarily due to an increase in receivables and other assets during 1994 as a result of the disposition of the properties underlying the coinsured mortgages on Pinewood Park Apartments, Hazeltine Shores and Hamlet at Cobb's Landing, as discussed above. Also contributing to the increase was a decrease in payments made and treated as an addition to AHFS and Due from HUD during 1995, as compared to 1994, as well as a decrease in general and administrative costs, as previously discussed.

     Net cash provided by investing activities decreased for 1995 as compared to 1994 primarily due to a decrease in proceeds from mortgage dispositions from approximately $29.4 million for 1994 to approximately $9.3 million for 1995. Partially offsetting this decrease was a decrease in the acquisition of Acquired Insured Mortgages from approximately $25.3 million in 1994 to approximately $7.7 million in 1995.

     Net cash used in financing activities increased for 1995 as compared to 1994 primarily due to an increase in distributions paid to partners as a result of special distributions related to the receipt of previously undistributed accrued interest and capital gain in connection with the disposition of the mortgages on Hazeltine Shores, Pinewood Park Apartments and Hamlet at Cobb's Landing during the fourth quarter of 1994 and the first three quarters of 1995.

     Cash flow - 1994 versus 1993
     ----------------------------
     Net cash provided by operating activities decreased for 1994 as compared to 1993. This decrease was primarily due to a decrease in mortgage investment income and an increase in general and administrative expenses, as discussed above. Also contributing to the decrease in net cash provided by operating activities was an increase in receivables and other assets during 1994 as a result of the disposition of the properties underlying the coinsured mortgages on Hazeltine Shores, Pinewood Park Apartments and Hamlet at Cobb's Landing, as discussed above.

     Net cash provided by investing activities increased for 1994 as compared to 1993 primarily due to the receipt of net proceeds of approximately $29.4 million from the disposition of Hazeltine Shores, Pinewood Park Apartments and Hamlet at Cobb's Landing, the prepayment of the mortgage on Ashbury Meadows and receipt of proceeds related to the Hazeltine Shores coinsurance claim, as compared to net disposition proceeds of $23.6 million received in 1993. Also contributing to the increase in net cash provided by investing activities was a decrease in the acquisition of Insured Mortgages and advances on construction loans from approximately $31.8 million during 1993 to approximately $25.3 million during 1994. Partially offsetting this increase in net cash provided by investing activities was a decrease in

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

     proceeds received on short-term investments of approximately $2.7 million from 1993 to 1994.

     Net cash used in financing activities increased for 1994 as compared to 1993 primarily due to an increase in distributions paid to partners as a result of the increase in net earnings in 1994 and due to the repurchase of 50,000 Units of limited partnership interest during 1994, as discussed below.


     Other Events
     ------------
     On November 6, 1992, a complaint was filed on behalf of a limited partner of the Partnership in the Superior Court for the State of California for
     the County of Los Angeles, Southwest District against the Partnership.   On
     March 28, 1994, the Partnership entered into an agreement to settle the lawsuit. Under the terms of the settlement, the Partnership paid $968,574 to the plaintiff on April 14, 1994, and the plaintiff returned its 50,000 Units of limited partnership interest to the Partnership. In connection with the settlement, the Partnership recorded a provision for settlement of litigation in the amount of $349,824 in the accompanying statement of operations for the year ended December 31, 1994. This provision represented the difference between the market value of the 50,000 Units, as of April 14, 1994, and the Partnership's cost to repurchase the Units.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained on pages 35 through 70.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a),(b),(c),(e)

     The Partnership has no officers or directors. The affairs of the Partnership are managed by the General Partner, which is wholly owned by CRIIMI MAE, a company whose shares are listed on the New York Stock Exchange. Prior to June 30, 1995, CRIIMI MAE was managed by an adviser whose general partner is CRI. However, effective June 30, 1995, CRIIMI MAE became a self-administered REIT, and, as a result, the adviser no longer manages CRIIMI MAE.

     Effective September 6, 1991, the General Partner succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. purchased the interests of the former managing general partner and the former corporate general partner pursuant to the terms of the Partnership

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT -
            Continued

Agreement. In addition, the General Partner acquired the shares of the company which acted as the assignor limited partner in the Partnership. The Advisor purchased the interest of the associate general partner but withdrew from the Partnership effective September 19, 1991. The Partnership succeeded to the 0.1% interest formerly held by the Advisor.

     Also, on September 6, 1991, the Advisor succeeded IFI as the advisor of the Partnership. AIM Acquisition is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

     Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered REIT, on June 30, 1995, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

     The General Partner is also the general partner of AIM 84, AIM 85 and AIM 86, limited partnerships with investment objectives similar to those of the Partnership.

          (d) There is no family relationship between any of the officers and directors of the General Partner.

          (f)  Involvement in certain legal proceedings.

               None.

          (g)  Promoters and control persons.

               Not applicable.

          (h) Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to
Note 9 of the notes to the Partnership's financial statements.

                                    PART III

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     As of December 31, 1995, no person was known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units of the Partnership.

     As of December 31, 1995, neither the officers and directors, as a group, of the General Partner nor any individual director of the General Partner, are known to own more than 1% of the outstanding Units of the Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

   (a)  Transactions with management and others.

        Note 9 of the notes to the Partnership's financial statements, which contains a discussion of the amounts, fees and other compensation paid or accrued by the Partnership to the directors and executive officers of the General Partner and their affiliates, is incorporated herein by reference.

   (b)  Certain business relationships.

        Other than as set forth in Item 11 of this report which is incorporated herein by reference, the Partnership has no business relationship with entities of which the former general partners or the current General Partner of the Partnership are officers, directors or equity owners.

   (c)  Indebtedness of management.

        None.

   (d)  Transactions with promoters.

     Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)(1)      Financial Statements:

                                                           Page
     Description                                           Number
     -----------                                           ------
     Balance Sheets as of December 31, 1995
       and 1994                                              32

     Statements of Operations for the years ended
       December 31, 1995, 1994 and 1993                      34

     Statements of Changes in Partners' Equity for
       the years ended December 31, 1995, 1994 and
       1993                                                  35

     Statements of Cash Flows for the years ended
       December 31, 1995, 1994 and 1993                      37

     Notes to Financial Statements                           38


(a)(2)      Financial Statement Schedules:

            IV - Mortgage Loans on Real Estate

            All other schedules have been omitted because they are inapplicable, not required, or the information is included in the Financial Statements or Notes thereto.

(a)(3)      Exhibits:

  3.        Certificate of Limited Partnership is incorporated by reference to
            Exhibit 4(a) to Amendment No. 1 to the Partnership's Registration Statement on Form S-11 (No. 33-12479) filed with the Commission on June 10, 1987.

  4.        Agreement of Limited Partnership, incorporated by reference to
            Exhibit 3 to the Post-Effective Amendment No. 1 to the Partnership's Registration Statement on Form S-11 (No. 33-12479) filed with the Commission on March 8, 1988 (such Amendment is referred to hereinbelow as Post-Effective Amendment No.1).

  4.    (a)      Material Amendments to Agreement of Limited Partnership are
            incorporated by reference to Exhibit 3(a) to Post-Effective Amendment No.1.

  4.    (b)      Amendment to the Amended and Restated Agreement of Limited
            Partnership of the Partnership dated February 12, 1990.

 10.    (a)      Escrow Agreement is incorporated by reference to Exhibit 10(a)
            to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

 10.    (b)      Origination and Acquisition Services Agreement is incorporated by reference to Exhibit 10(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K - Continued

 10.   (c)      Management Services Agreement is incorporated by reference to
            Exhibit 10(c) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

 10.   (d)      Disposition Services Agreement is incorporated by reference to
            Exhibit 10(d) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

 10.   (e)      Agreement among the former managing general partner, the former associate general partner and Integrated Resources, Inc. is incorporated by reference to Exhibit 10(e) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

 10.    (f)      Reinvestment Plan is incorporated by reference to Exhibit 10(f)
            to Post- Effective Amendment No. 1.

 10.    (g)      Mortgagor-Participant Agreement, Mortgage Assignment of Rents
            and Security Agreement and Mortgage Note with respect to The Breakers (sometimes also referred to as the Niles Senior
            Lifestyle Community) is incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 1.

 10.    (h)      Mortgagor-Mortgagee Agreement, Mortgage Note and Mortgage with respect to the Arlington development is incorporated by reference to
            Exhibit 10(h) to Post-Effective Amendment No. 1.

 10.    (i)      Pages A-1 - A-5 of the Partnership Agreement of Registrant,
            incorporated by reference to Exhibit 28 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

 10.    (j)      Purchase Agreement among AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990, as amended January 9, 1991, incorporated by reference to Exhibit 28(a) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

 10.    (k)      Purchase Agreement among CRIIMI, Inc., AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990 and executed as of March 1, 1991, incorporated by reference to Exhibit 28(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

 10.    (l)      Amendments to Partnership Agreement dated August 13, 1991.
            Incorporated by reference to Exhibit 28(c) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

 10.(m) Non-negotiable promissory note to American Insured Investors - Series 85, L.P. in the amount of $1,784,688 dated December 31, 1991, incorporated by reference to Exhibit 28(d) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

 10.    (n)      Sub-management Agreement by and between AIM Acquisition and
            CRI/AIM Management, Inc., dated as of March 1, 1991, incorporated by reference to Exhibit 28(e) the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K - Continued

10.(o) Expense Reimbursement Agreement by Integrated Funding Inc. and the AIM Funds, effective December 31, 1992, incorporated by reference to
            Exhibit 28(f) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

 10.(p)     Non-negotiable promissory note from American Insured Investors L.P.
            - Series 85 in the amount of $319,074.67 dated April 1, 1994, incorporated by reference to Exhibit 10(p) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.(q)     Non-negotiable promissory note from American Insured Investors L.P.
            - Series 86 in the amount of $478,612.00 dated April 1, 1994, incorporated by reference to Exhibit 10(q) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.(r) Amendment to Reimbursement Agreement by Integrated Funding Inc. and the AIM Funds, effective April 1, 1994, incorporated by reference to
            Exhibit 10(r) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

 27.        Financial Data Schedule (filed herewith).

 (b) Reports on Form 8-K filed during the last quarter of the fiscal year: None.

            All other items are not applicable.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                              AMERICAN INSURED MORTGAGE
                                INVESTORS L.P. - SERIES 88
                                (Registrant)

                              By:CRIIMI, Inc.
                              General Partner

March 28, 1996                /s/ William B. Dockser
- ---------------------------   -------------------------
DATE                          William B. Dockser
                              Chairman of the Board and
                                Principal Executive Officer


March 28, 1996                /s/ H. William Willoughby
- ---------------------------   -------------------------
DATE                          H. William Willoughby
                              President and Director


March 28, 1996                /s/ Cynthia O. Azzara
- ---------------------------   -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer


March 28, 1996                /s/ Garrett G. Carlson, Sr.
- ---------------------------   --------------------------
DATE                          Garrett G. Carlson, Sr.
                              Director

March 28, 1996                /s/ Larry H. Dale
- ---------------------------   -------------------------
DATE                          Larry H. Dale
                              Director


March 28, 1996                /s/ G. Richard Dunnells
- ---------------------------   -------------------------
DATE                          G. Richard Dunnells
                              Director


March 28, 1996                /s/ Robert F. Tardio
- ---------------------------   -------------------------
DATE                          Robert F. Tardio
                              Director

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

              Financial Statements as of December 31, 1995 and 1994

            and for the Years Ended December 31, 1995, 1994 and 1993

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  American Insured Mortgage Investors L.P. - Series 88:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors L.P. - Series 88 (the Partnership) as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

     As explained in Note 2 of the notes to the financial statements, effective January 1, 1994, the Partnership changed its method of accounting for its investment in insured mortgages.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1995 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Washington, D.C.
March 22, 1996

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS
                                     ASSETS

                                               As of December 31,
                                               1995            1994
                                           ------------    ------------
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed
  Securities, at fair value:
  Acquired insured mortgages               $ 77,918,878    $ 67,450,597
  Originated insured mortgages               45,426,757      41,963,418
                                           ------------    ------------
                                            123,345,635     109,414,015
Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount and premium:
  Originated insured mortgages               30,162,342      30,302,269
  Acquired insured mortgages                  1,161,339       1,190,107
                                           ------------    ------------
                                             31,323,681      31,492,376

Due from HUD                                    285,330       4,186,483

Cash and cash equivalents                     2,881,537       5,364,255

Investment in affiliates                      1,189,316       1,196,530

Notes receivable from affiliates
  and due from affiliates                       797,687         878,508

Receivables and other assets                  2,103,710       2,273,022
                                           ------------    ------------
         Total assets                      $161,926,896    $154,805,189
                                           ============    ============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                      $  2,961,797    $  4,072,471

Accounts payable and accrued expenses           159,092         226,554
                                           ------------    ------------
         Total liabilities                    3,120,889       4,299,025
                                           ------------    ------------
Commitments and contingencies

Partners' equity:
  Limited partners' equity                  159,332,082     160,824,608
  General partner's deficit                    (928,476)       (851,574)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                       (618,750)       (618,750)
  Net unrealized gains (losses) on investment
    in FHA-Insured Certificates and GNMA
    Mortgage-Backed Securities                1,021,151      (8,848,120)
                                           ------------    ------------

         Total partners' equity             158,806,007     150,506,164
                                           ------------    ------------
         Total liabilities and
           partners' equity                $161,926,896    $154,805,189
                                           ============    ============


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88


                   The accompanying notes are an integral part
                         of these financial statements.


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                                      STATEMENTS OF OPERATIONS


                                                           For the years ended December 31,
                                                         1995             1994            1993
                                                      -----------      -----------    ------------
     Income:
       Mortgage investment income                     $12,524,904      $12,575,210     $13,230,394
       Interest and other income                          710,734          757,271         413,702
                                                      -----------      -----------     -----------
                                                       13,235,638       13,332,481      13,644,096
                                                      -----------      -----------     -----------
     Expenses:
       Asset management fee to related parties          1,493,283        1,503,831       1,489,467
       General and administrative                         399,681          881,855         498,260
       Interest expense to affiliate                           --           35,694         142,775
       Provision for settlement of
         litigation                                            --          349,824              --
                                                      -----------      -----------    ------------
                                                        1,892,964        2,771,204       2,130,502
                                                      -----------      -----------    ------------
       Earnings before loan losses and
         gains (losses) on mortgage dispositions       11,342,674       10,561,277      11,513,594

     Loan Losses                                               --               --      (1,495,900)

     Mortgage Dispositions:
       Gains                                            2,452,221        1,020,793         526,029
       Losses                                                  --          (42,488)         (1,890)
                                                      -----------      -----------    ------------
             Net earnings                             $13,794,895      $11,539,582    $ 10,541,833
                                                      ===========      ===========    ============

     Net earnings allocated to:
       Limited partners - 95.1%                       $13,118,945      $10,974,142    $ 10,025,283
       General partner - 4.9%                             675,950          565,440         516,550
                                                      -----------      -----------    ------------
                                                      $13,794,895      $11,539,582    $ 10,541,833
                                                      ===========      ===========    ============

     Net earnings per weighted average
       Limited Partnership Unit
       outstanding                                    $      1.49      $      1.24    $       1.13
                                                      ===========      ===========    ============
     Weighted average Limited Partnership Units
       outstanding                                      8,802,091        8,816,201       8,852,091
                                                      ===========      ===========    ============


                                             The accompanying notes are an integral part
                                                   of these financial statements.

                            AMERICAN INSURED INVESTORS L.P. - SERIES 88

                                STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                          For the years ended December 31, 1995, 1994 and 1993


                                                                                  Unrealized      Unrealized
                                                                                     Gains          Losses
                                                                                on Investment   on Investment
                                                                                in FHA-Insured  in FHA-Insured
                                                                   Repurchased   Certificates     Certificates
                                                                       Limited    and GNMA          and GNMA          Total
                                       General         Limited     Partnership Mortgage-Backed  Mortgage-Backed     Partners'
                                       Partner         Partners       Units      Securities       Securities         Equity
                                     ------------   -------------  ----------- --------------- ----------------  -------------
Balance, January 1, 1993             $   (782,590)  $ 162,163,493  $        -- $            -- $             --  $ 161,380,903

  Net earnings                            516,550      10,025,283           --              --               --     10,541,833

  Distributions paid or accrued
    of $1.12 per Unit                    (510,834)     (9,914,362)          --              --               --    (10,425,196)
                                     ------------    ------------  ----------- --------------- ----------------  -------------
Balance, December 31, 1993               (776,874)    162,274,414           --              --               --    161,497,540

  Repurchase of 50,000 Limited
    Partnership Units                          --              --     (618,750)             --               --       (618,750)

  Net earnings                            565,440      10,974,142           --              --               --     11,539,582

  Distributions paid or accrued
    of $1.41 per weighted
    average Unit outstanding,
    including return of capital
    of $0.17 per Unit                    (640,140)    (12,423,948)          --              --               --    (13,064,088)

  Unrealized gains (losses) on
    investment in FHA-Insured
    Certificates and GNMA
    Mortgage-Backed Securities                 --              --           --         393,579       (9,241,699)    (8,848,120)
                                     ------------   -------------  -----------   ------------- ----------------  -------------
Balance, December 31, 1994               (851,574)    160,824,608     (618,750)  $     393,579       (9,241,699)   150,506,164


                                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                              STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                                        For the years ended December 31, 1995, 1994 and 1993



                                                                                     Unrealized      Unrealized
                                                                                        gains          losses
                                                                                   on Investment   on Investment
                                                                                   in FHA-Insured  in FHA-Insured
                                                                     Repurchased    Certificates     Certificates
                                                                         Limited     and GNMA          and GNMA         Total
                                           General        Limited    Partnership  Mortgage-Backed  Mortgage-Backed    Partners'
                                           Partner        Partners      Units       Securities       Securities        Equity
                                         ------------  ------------- ----------- ---------------- ---------------- -------------
  Net earnings                                675,950     13,118,945          --               --               --    13,794,895

  Distributions paid or accrued
    of $1.66 per Unit, including
    return of capital of $0.17 per
    Unit                                     (752,852)   (14,611,471)         --               --               --   (15,364,323)

  Adjustment to net unrealized gains
    (losses) on investment in FHA-
    Insured Certificates and
    GNMA Mortgage-Backed
    Securities                                     --             --          --         2,146,729        7,722,542     9,869,271
                                       --------------  ------------- -----------  ---------------- ---------------- -------------
Balance December 31, 1995              $     (928,476) $ 159,332,082 $  (618,750) $      2,540,308 $     (1,519,157)$ 158,806,007
                                       ==============  ============= ===========  ================ ================ =============
Limited Partnership Units outstanding -
  December 31, 1994 and 1995                               8,802,091
                                                       =============
Limited Partnership Units outstanding -
  December 31, 1993                                        8,852,091
                                                       =============

                                             The accompanying notes are an integral part
                                                   of these financial statements.

                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                          STATEMENTS OF CASH FLOWS


                                                                   For the years ended December 31,
                                                               1995             1994          1993
                                                           ------------     ------------  ------------
Cash flows from operating activities:
  Net earnings                                             $ 13,794,895     $ 11,539,582  $ 10,541,833

  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Loan losses                                                      --               --     1,495,900
    Gains on mortgage dispositions                           (2,452,221)      (1,020,793)     (526,029)
    Losses on mortgage dispositions                                  --           42,488         1,890
    Provision for settlement of litigation                           --          349,824            --
    Payments made and treated as an
      addition to Assets Held for Sale
      Under Coinsurance Program/mortgage
      investment income accrued/accreted on AHFS                (97,952)        (745,431)   (1,158,839)
    Changes in assets and liabilities:
      Decrease (increase) in receivables and other assets       169,312         (520,988)      144,465
      Decrease in accounts payable and accrued expenses         (67,462)         (44,119)     (241,354)
      Decrease in investment in affiliate and notes
        receivable and due from affiliates                       88,035        1,696,074            --
      Decrease in note payable and due to affiliate                  --       (1,784,688)           --
      Increase in other liabilities                                  --               --         7,793
                                                           ------------     ------------  ------------
        Net cash provided by operating activities            11,434,607        9,511,949    10,265,659
                                                           ------------     ------------  ------------
Cash flows from investing activities:
  Proceeds from disposition of Insured Mortgages              9,316,015       29,372,643    23,635,618
  Investment in Acquired Insured Mortgages and advances on
    construction loans                                       (7,687,752)     (25,334,265)  (30,832,997)
  Receipt of principal from scheduled payments                  929,409          788,169       506,574
  Investment in Originated Insured Mortgages and advances
    on construction loans                                            --               --      (968,618)
  Proceeds from restricted short-term investments                    --               --       584,900
  Proceeds from short-term investments                               --               --     2,142,876
                                                           ------------     ------------  ------------
        Net cash provided by (used in) investing
          activities                                          2,557,672        4,826,547    (4,931,647)
                                                           ------------     ------------  ------------
Cash flows from financing activities:
  Distributions paid to partners                            (16,474,997)     (12,342,566)  (10,172,013)
  Repurchase of Limited Partnership Units                            --         (968,574)           --
                                                           ------------     ------------  ------------
        Net cash used in financing activities               (16,474,997)     (13,311,140)  (10,172,013)
                                                           ------------     ------------  ------------
Net (decrease) increase in cash and cash equivalents         (2,482,718)       1,027,356    (4,838,001)

Cash and cash equivalents, beginning of year                  5,364,255        4,336,899     9,174,900
                                                          -------------     ------------  ------------
Cash and cash equivalents, end of year                     $  2,881,537     $  5,364,255  $  4,336,899
                                                          =============     ============  ============

                                             The accompanying notes are an integral part
                                                   of these financial statements.


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

     American Insured Mortgage Investors L.P. - Series 88 (the Partnership) was formed under the Uniform Limited Partnership Act of the state of Delaware on February 13, 1987. From inception through September 6, 1991, AIM Capital Management Corp. served as managing general partner (with a partnership interest of 4.8%), IRI Properties Capital Corp. served as the corporate general partner (with a partnership interest of 0.1%) and Third Group Partners, an affiliate of the former general partners, served as the associate general partner (with a partnership interest of 0.1%). All of the foregoing general partners are sometimes collectively referred to as former general partners.

     At a special meeting of the limited partners and Unitholders of the Partnership held on August 13, 1991, a majority of these interests approved, among other items, the assignment of the general partner interests and the shares of the company which acted as the assignor limited partner in the Partnership. AIM Acquisition Partners, L.P. (the Advisor) purchased the interest of the former associate general partner, but withdrew from the Partnership effective September 19, 1991. The Partnership succeeded to the 0.1% interest formerly held by the Advisor.

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded AIM Capital Management Corp. and IRI Properties Capital Corp. as the sole general partner of the Partnership. CRIIMI, Inc. purchased the interests of the former managing general partner and the former corporate general partner pursuant to the terms of the Partnership Agreement. CRIIMI, Inc. is a wholly-
owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE).   From inception through June
30, 1995, CRIIMI MAE was managed by an adviser whose general partner is C.R.I., Inc. (CRI). However, effective June 30, 1995, CRIIMI MAE became a self-administered real estate investment trust (REIT), and, as a result, the adviser no longer advises CRIIMI MAE.

     Also, on September 6, 1991, the Advisor succeeded Integrated Funding, Inc.
(IFI) as the advisor to the Partnership. AIM Acquisition Corporation (AIM Acquisition) is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to obtain the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

     Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio and directed the acquisition and disposition of the Partnership's mortgage investments. In connection with the transaction in which CRIIMI MAE became a self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, manages the Partnership's portfolio.

     Until the change in the Partnership's investment policy, as discussed below, the Partnership was in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). As of December 31, 1995, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by the Federal Housing Administration (FHA) or Acquired Insured Mortgages which are fully insured (as more fully described below).

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION - Continued

     Effective September 19, 1991, the General Partner changed, at the Advisor's recommendation, the investment policies of the Partnership to invest only in Acquired Insured Mortgages which are fully insured or guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association
(GNMA), FHA or the Federal Home Loan Mortgage Corporation.

     The Partnership's reinvestment period expires on December 31, 1996 and the Partnership Agreement states that the Partnership will terminate on December 31, 2021, unless previously terminated under the provisions of the Partnership Agreement. The Partnership's principal investment objectives are to invest in Insured Mortgages which (i) preserve and protect the Partnership's invested capital; (ii) provide quarterly distributions of adjusted cash from operations which may be increased over time as a result of Participations (as defined below), when obtainable, on Originated Insured Mortgages; and (iii) provide appreciation by selecting Acquired Insured Mortgages which present the possibility of early prepayment.

     Effective January 1, 1994, the United States Congress repealed portions of the Federal tax code which have had an adverse impact on tax-exempt investors in "publicly-traded partnerships." This tax code change cleared away the major impediment standing in the way of listing the Partnership's Depositary Units of Limited Partnership Interest (Units) for trading on a national stock exchange. In an effort to allow pension funds and other tax-exempt organizations to invest in publicly-traded partnerships, the Revenue Reconciliation Act of 1993 repealed the rule that automatically treated income from publicly-traded partnerships as gross income that is derived from an unrelated trade or business. As a result, investments in publicly-traded partnerships such as the Partnership are now treated the same as investments in other partnerships for purposes of the unrelated business taxable income rules. As a result, the General Partner listed the Partnership's Units for trading on the American Stock Exchange (AMEX) on January 18, 1994, in order to provide investment liquidity as contemplated in the Partnership's original prospectus. The Units are traded under the symbol "AIK."

2.   SIGNIFICANT ACCOUNTING POLICIES

     Method of Accounting
     --------------------
          The Partnership's financial statements are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Investment in Mortgages
     -----------------------
          The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to FHA programs (FHA-Insured Certificates), mortgage-backed securities guaranteed by GNMA (GNMA Mortgage-Backed Securities) and FHA-insured mortgage loans (FHA-Insured Loans). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

          Payments of principal and interest on FHA-Insured Certificates and FHA-Insured Loans are insured by the United States Department of Housing and Urban Development (HUD) pursuant to Title 2 of the National Housing Act. Payments of principal and interest on GNMA Mortgage-Backed Securities are guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

          Prior to January 1, 1994 the Partnership accounted for its investment in Insured Mortgages at amortized cost in accordance with Statement of Financial Accounting Standards No. 65 "Accounting for Certain Mortgage Banking Activities" (SFAS 65) since it had the ability and intent to hold these assets for the foreseeable future. The difference between the cost and the unpaid principal balance, at the time of purchase, is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method. The effective interest method provides a constant yield of income over the term of the mortgage. Mortgage investment income is comprised of amortization of the discount plus the stated mortgage interest payments received or accrued, less amortization of the premium.

          In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115), effective for fiscal years beginning after December 15, 1993. The Partnership adopted this statement as of January 1, 1994. This statement requires that investments in debt and equity securities be classified into one of the following investment categories based upon the circumstances under which such securities might be sold: Held to Maturity, Available for Sale, and Trading. Generally, certain debt securities for which an enterprise has both the ability and intent to hold to maturity should be accounted for using the amortized cost method and all other securities must be recorded at their fair values.

          As of December 31, 1995, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 33 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 26 years, on December 31, 2021, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of the GNMA Mortgage-Backed Securities and FHA-Insured Certificates in its portfolio, the Partnership does not have the ability, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the Available for Sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default.

          In connection with this classification, as of December 31, 1995 and 1994, the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the net unrealized gains or losses on these investments reported as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     Securities and FHA-Insured Certificates, classified as Available for Sale, will continue to be reported in earnings. The amortized cost of the investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates in this category is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

          Gains from dispositions of mortgage investments are recognized upon the receipt of cash or HUD debentures.

          Losses on dispositions of mortgage investments are recognized when it becomes probable that a mortgage will be disposed of and that the disposition will result in a loss. In the case of Insured Mortgages fully insured by HUD, the Partnership's maximum exposure for purposes of determining the loan losses would generally be an assignment fee charged by HUD representing approximately 1% of the unpaid principal balance of the Insured Mortgage at the date of default, plus the unamortized balance of acquisition fees and closing costs paid in connection with the acquisition of the Insured Mortgage and the loss of approximately 30-days accrued interest.

     Cash and Cash Equivalents
     -------------------------
          Cash and cash equivalents consist of money market funds, time and demand deposits, commercial paper, certificates of deposit, and repurchase agreements with original maturities of three months or less.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     Reclassification
     ----------------
          Certain amounts in the financial statements for the years ended December 31, 1994 and 1993 have been reclassified to conform with the 1995 presentation.

     Income Taxes
     ------------
          No provision has been made for Federal, state or local income taxes in the accompanying financial statements, since they are the personal responsibility of the Unitholders.

     Net Earnings Per Limited Partnership Unit
     -----------------------------------------
          Net earnings per Limited Partnership Unit is computed based upon the weighted average number of Units outstanding of 8,802,091, 8,816,201 and 8,852,091, for the years ended December 31, 1995, 1994 and 1993, respectively.

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair values of the Partnership's financial instruments are presented in accordance with generally accepted accounting principles which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. These estimated fair values, however, do not represent the liquidation value or the market value of the Partnership.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS
3.   FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

                                           As of December 31, 1995           As of December 31, 1994
                                           Amortized          Fair          Amortized          Fair
                                              Cost            Value            Cost            Value
                                          ------------    ------------     ------------     ------------
Investment in FHA-Insured
  Certificates and GNMA
  Mortgage-Backed Securities:
    Acquired insured mortgages            $ 76,462,511    $ 77,918,878     $ 72,138,726     $ 67,450,597
    Originated insured mortgages            45,861,973      45,426,757       46,123,409       41,963,418
                                          ------------    ------------     ------------     ------------
                                          $122,324,484    $123,345,635     $118,262,135     $109,414,015
                                          ============    ============     ============     ============

Investment in FHA-Insured Loans:
  Originated insured mortgages            $ 30,162,342    $ 30,199,166     $ 30,302,269     $ 28,272,394
  Acquired insured mortgages                 1,161,339       1,219,590        1,190,107        1,205,546
                                          ------------    ------------     ------------     ------------
                                          $ 31,323,681    $ 31,418,756     $ 31,492,376     $ 29,477,940
                                          ============    ============     ============     ============

Cash and cash equivalents                 $  2,881,537    $  2,881,537     $  5,364,255     $  5,364,255

Accrued interest receivable               $  1,971,322    $  1,971,322     $  2,176,996     $  2,176,996


     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

     Investment in FHA-Insured Certificates, GNMA Mortgage-Backed
       Securities and FHA-Insured Loans
     -----------------------------------------------------------
          The fair value of the fully insured FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans is based on quoted market prices. In order to determine the fair value of coinsured FHA-Insured Certificates, the Partnership valued the coinsured FHA-Insured Certificates as though they were fully insured FHA-Insured Certificates (in the same manner fully insured FHA-Insured Certificates were valued). From this amount, the Partnership deducted a discount factor from the face value of the loan. This discount factor is based on the Partnership's historical analysis of the difference in fair value between coinsured FHA-Insured Certificates and fully insured FHA-Insured Certificates.

     Cash and cash equivalents and accrued interest receivable
     ---------------------------------------------------------
          The carrying amount approximates fair value because of the short maturity of these instruments.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES

     The following is a discussion of the Partnership's mortgage investments, along with the risks related to each type of investment.

     A.   Fully Insured FHA-Insured Certificates and GNMA
            Mortgage-Backed Securities
          -----------------------------------------------
          As of December 31, 1995, the Partnership's investment in fully insured Acquired Insured Mortgages, recorded at fair value, consisted of 19 GNMA Mortgage-Backed Securities and seven FHA-Insured Certificates with an aggregate amortized cost of $76,462,511, an aggregate face value of $76,636,450 and an aggregate fair value of $77,918,878. As of December 31, 1994, the Partnership's investment in fully insured Acquired Insured Mortgages, recorded at fair value, consisted of 12 GNMA Mortgage-Backed Securities and eight FHA-Insured Certificates, with an aggregate amortized cost of $72,138,726, an aggregate face value of $72,256,566 and an aggregate fair value of $67,450,597.

          The Partnership's investment in fully insured Originated Insured Mortgages, recorded at fair value, consisted of one FHA-Insured Certificate as of December 31, 1995 and 1994. As of December 31, 1995, this investment had an amortized cost of $11,411,412, a face value of $11,043,976, and a fair value of $11,289,584. As of December 31, 1994, this investment had an amortized cost of $11,462,535, a face value of $11,089,493 and a fair value of $10,421,526.

          As of March 1, 1996, all of the Partnership's fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities were current with respect to the payment of principal and interest, except for the mortgage on Water's Edge of New Jersey, a fully insured construction loan. The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of March 1, 1996, the mortgagor has made payments of interest through June 1995. The total delinquent interest as of March 1, 1996 is approximately $675,000. In February 1996, the General Partner instructed the servicer of this Insured Mortgage to file a Notice of Default and an Election to Assign the mortgage with HUD. The Partnership expects to receive proceeds from the assignment in mid 1996 and intends to reinvest the net proceeds from this assignment prior to the expiration of the reinvestment period of December 31, 1996.

          During March 1996, one of the investors in the Harbor View Estates loan, exercised its right to purchase the participation interests with respect to this Insured Mortgage after a notice of default was filed with HUD. The Partnership received proceeds from this prepayment in March, 1996, the net proceeds of which are expected to be reinvested in fully insured Acquired Insured Mortgages prior to the end of the reinvestment period.

          During the year ended December 31, 1995, the Partnership acquired the following fully insured Acquired Insured Mortgages and committed to make future advances on the following fully insured construction loans:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

                                                               Purchase         Funding       Effective
                                           Date of              Price/     Commitments as of  Interest
         Complex Name                      Acquisition         Advance     December 31, 1995    Rate
- --------------------------                 ------------      -----------  ------------------  ---------
Acquired Insured Mortgages
- --------------------------
Tehama Estates                             January 1995      $ 1,328,768        $         --      9.07%
Westview Apartments                        April 1995          1,149,323                  --      8.65%
Orchard Creek                              May 1995            1,297,631                  --      8.63%
Burlwood Apartments                        August 1995           656,900                  --      9.00%
Oak Lawn Apartments                        August 1995           487,700                  --      9.00%
Collin Care Center                         August 1995         1,719,800                  --      8.13%
Holton Manor                               October 1995        1,047,630                  --      8.14%
                                                             -----------        ------------
    Total                                                    $ 7,687,752                  --
                                                             -----------

          During the years ended December 31, 1995, 1994 and 1993, the Partnership disposed of the following fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

                                                                                                               Financial
                                                                                                               Statement
                                         Year of           Type of             Net Carrying          Net      (Loss)/Gain
     Complex Name                      Disposition       Disposition                Value          Proceeds    Recognized
- -------------------                    -----------     -------------           -------------    -----------    -----------
Gilbert Greens                            1995          Prepayment              $ 2,864,689    $ 3,007,796    $   143,107

Graymere Apartments                       1993          Assignment/Sale of        5,539,630      5,788,194        248,564(a)
                                                          Debentures

Arborview Apartments                      1993           Sale of a               17,571,849     17,569,959         (1,890)
                                                          defaulted loan

Arlington Heights Apartments              1993          Sale of a                        --        277,465(b)     277,465
                                                          defaulted loan

(a)  During 1992, the Partnership recognized a loss of $268,005 in anticipation of the assignment of this defaulted mortgage.
(b)  Represents additional proceeds received resulting from an adjustment to the 1992 sales price.


     B.   Coinsured FHA-Insured Certificates
          ----------------------------------
          Under the HUD coinsurance program, both HUD and the coinsurance lender are responsible for paying a portion of the insurance benefits if a mortgagor defaults and the sale of the development collateralizing the mortgage produces insufficient net proceeds to repay the mortgage obligation. In such cases, the coinsurance lender will be liable to the Partnership for the first part of such loss in an amount up to 5% of the outstanding principal balance of the mortgage as of the date foreclosure proceedings are instituted or the deed is acquired in lieu of foreclosure. For any loss greater than 5% of the outstanding principal balance, the responsibility for paying the insurance benefits will be borne on a pro-rata basis, 85% by HUD and 15% by the coinsurance lender.

          While the Partnership is due payment of all amounts owed under the mortgage, the coinsurance lender is responsible for the timely payment of principal and interest to the Partnership. The coinsurance lender is prohibited from entering into any workout arrangement with the borrower without the Partnership's consent and must file a claim for coinsurance benefits with HUD, upon default, if the Partnership so directs. As an ongoing HUD-approved coinsurance lender, and under the terms of the participation documents, the coinsurance lender is required to satisfy certain minimum net worth requirements as set forth by HUD. However, it is possible that the coinsurance lender's potential liability for loss on these developments, and others, could exceed its HUD-required minimum net worth. In such case, the Partnership would bear the risk of loss if the coinsurance lenders were unable to meet their coinsurance obligations. In addition, HUD's obligation for the payment of its share of the loss could be diminished under certain conditions, such as the lender not adequately pursuing regulatory violations of the borrower or the failure to comply with other terms of the mortgage. However, the General Partner is not aware of any conditions or actions that would result in HUD diminishing its insurance coverage.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

          As of December 31, 1995 and 1994, the Partnership held investments in three coinsured FHA-Insured Certificates. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of December 31, 1995 and 1994, the remaining two FHA-Insured Certificates are coinsured by IFI, an affiliate of the Partnership. The following is a discussion of actual and potential performance problems with respect to the Partnership's coinsured mortgage investments.

          Coinsured by third party
          ------------------------
          St. Charles Place - Phase II is a 156-unit apartment complex located in Miramar, Florida. The Partnership's investment in the St. Charles Place - Phase II mortgage had an amortized cost equal to its face value of $3,749,991 and $3,767,426 as of December 31, 1995 and 1994,
          respectively. As of December 31, 1995 and 1994, this mortgage had a fair value of $3,583,856 and $3,337,126, respectively. These amounts represent the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by American Insured Mortgage Investors L.P. - Series 86 (AIM 86), an affiliate of the Partnership.

          As of March 1, 1996, the mortgagor had made payments of principal and interest due on the mortgage through May 1995 to the Partnership. Patrician is litigating the case in bankruptcy court while negotiating a modification agreement with the borrower.

          The General Partner intends to continue to oversee the Partnership's interest in this mortgage investment to ensure that Patrician meets its coinsurance obligations. The General Partner's assessment of the realizability of the carrying value of the St. Charles Place-Phase II mortgage is based on the most recent information available, and to the extent these conditions change or additional information becomes available, the General Partner's assessment may change. However, the General Partner does not believe that there would be a material adverse impact on the Partnership's financial condition or its results of operations should Patrician be unable to comply with its full coinsurance obligation.

          Coinsured by affiliate
          ----------------------
          As of December 31, 1995 and 1994, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is IFI. These investments were made on behalf of the Partnership by the former managing general partner. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss on these mortgage investments.

          The IFI coinsured mortgages had an aggregate fair value of $30,553,317 and $28,204,766, as of December 31, 1995 and 1994, respectively, and amortized costs and face values as of December 31, 1995 and 1994 as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued


                               Amortized        Face         Amortized      Face         Loan Losses Recognized
                                  Cost          Value          Cost         Value         for the year ended      Cumulative
                              December 31,   December 31,  December 31,  December 31,        December 31,         Loan Losses
                                  1995           1995          1994          1994           1995        1994      Recognized
                              ------------   ------------  ------------  ------------    ----------  ----------   -----------
The Breakers at Golf
  Mill                        $ 22,662,648   $ 22,662,648  $ 22,821,693  $ 22,821,693    $       --  $       --   $   980,000
Summerwind Apts.-Phase II        8,037,922      9,501,784     8,071,755     9,556,080            --          --     1,511,743
                              ------------   ------------  ------------  ------------    ----------  ----------   -----------
                              $ 30,700,570   $ 32,164,432  $ 30,893,448  $ 32,377,773    $       --  $       --   $ 2,491,743
                              ============   ============  ============  ============    ==========  ==========   ===========


          The following is a description of each of the Partnership's coinsured mortgage investments for which IFI is the coinsurance lender.

          In March 1994, the mortgage note for The Breakers at Golf Mill was amended to reduce the mortgage interest rate from 8.25% to 7.0%. The Partnership recognized aggregate loan losses of $980,000 during 1993 in anticipation of a refinancing or prepayment of the mortgage, which primarily represented the unamortized balance of acquisition fees and closing costs paid in connection with the acquisition of the mortgage. As of March 1, 1996, the mortgagor was current with respect to payment of principal and interest on this mortgage.

          Summerwind Apartments-Phase II is a 190-unit garden complex located in Naples, Florida. Since 1987, the property had been operating at a loss and the mortgagor on this mortgage had been delinquent on its principal and interest payments to the Partnership since mid-1991.
          The servicer filed an Initial Notice of Default with HUD in September 1991. As a result of the above, and the General Partner's evaluation of the collateral underlying the mortgage in 1991, a loan loss of $1,511,743 was recorded. However, during 1992, the financial performance of the property improved substantially as a result of the property entering into a master lease with a financially capable tenant for a majority of the building's units. As of March 1, 1996, the mortgagor was current with respect to payment of principal and interest on this mortgage.

          In October 1993, the mortgagor of the coinsured mortgage on Ashbury Meadows informed the General Partner that the mortgagor was attempting to refinance the mortgage. As a result, the Partnership recognized a loan loss of $515,900 during the fourth quarter of 1993 which was primarily due to the write-off of the unamortized balance of acquisition fees and closing costs paid in connection with the acquisition of this mortgage. In April 1994, the Partnership received net proceeds of approximately $6.0 million from the prepayment of the mortgage on Ashbury Meadows. The Partnership recognized a loss of $42,488, as shown on the accompanying statement of operations for the year ended December 31, 1994. This loss was in addition to the loan loss of $515,900 recognized in the fourth quarter of 1993 in anticipation of a refinancing or prepayment of the mortgage. The

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

          Partnership reinvested the net disposition proceeds from this mortgage in fully insured Acquired Insured Mortgages.

          In connection with the coinsured FHA-Insured Certificates, the Partnership has sought, in addition to base interest payments, additional interest based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development (commonly termed Participations). All of the coinsured FHA-Insured Certificates with the exception of one, contain such Participations. During the years ended December 31, 1995, 1994 and 1993, the Partnership received additional interest of $133,120, $22,612, and $12,580, respectively, from The Breakers at Golf Mill, one of the Participations. These amounts are included in mortgage investment income on the accompanying
          statements of operations.   In conjunction with the 1994 mortgage
          modification, as discussed above, the participation agreement was terminated, and effective March 1, 1995, the Partnership was no longer entitled to receive Participations with respect to The Breakers at Golf Mill.

5.   INVESTMENT IN FHA-INSURED LOANS

     As of December 31, 1995 and 1994, the Partnership's investment in fully insured FHA-Insured Loans, recorded at amortized cost, consisted of four Originated Insured Mortgages and two Acquired Insured Mortgages. The four Originated Insured Mortgages had an aggregate amortized cost of $30,162,342 and $30,302,269, an aggregate face value of $29,299,733 and $29,426,280, and an aggregate fair value of $30,199,166 and $28,272,394, as of December 31, 1995 and 1994, respectively. The two Acquired Insured Mortgages had an aggregate amortized cost of $1,161,339 and $1,190,107, an aggregate face value of $1,158,329 and $1,186,936, and an aggregate fair value of $1,219,590 and $1,205,546, as of December 31, 1995 and 1994, respectively.

     As of March 1, 1996, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

     All of the FHA-Insured Loans contain Participations. During the years ended December 31, 1995 and 1994, the Partnership received additional interest of $46,581 and $13,938, respectively, from three and one of the FHA-Insured Loans which contains insured Participations, respectively. No monies were received from these fully insured Participations during the year ended December 31, 1993. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

6.   DUE FROM HUD

     Due from HUD consists of amounts due in connection with losses incurred on the disposition of coinsured mortgage investments. Prior to these dispositions, these mortgage investments were accounted for as assets held for sale under the coinsurance program (AHFS). The following is a summary of amounts due from HUD as of December 31, 1995 and 1994:

     During 1994, the Partnership filed claims with HUD for insurance benefits in connection with losses incurred on the sales of the properties underlying the coinsured mortgages on Hazeltine Shores, Pinewood Park Apartments and Hamlet at Cobb's Landing.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS


6.   DUE FROM HUD - Continued

     In January 1994, the Partnership received sales proceeds of approximately $6.6 million from the December 1993 sale of the property underlying the coinsured mortgage on Hazeltine Shores. A claim for insurance benefits was submitted to HUD in January 1994. In August 1994, the Partnership received claim proceeds of approximately $3.2 million, which included accrued interest. Additionally, during 1994, the Partnership received approximately $457,000 from the mortgagor's trustee. The Partnership reinvested the net disposition proceeds in fully insured Acquired Insured Mortgages during 1994. As of December 31, 1995 and 1994, Due from HUD includes approximately $285,000 and $202,000, respectively, related to the disposition of Hazeltine Shores, $285,000 of which will be included in a supplemental claim expected to be filed with HUD during 1996.

     Pinewood Park Apartments is a 204-unit garden complex located in Kissimmee, Florida. Beginning in mid-1991, the mortgagor was delinquent on its principal and interest payments and subsequently defaulted. Consequently, the servicer filed an Initial Notice of Default with HUD in April 1992 and the General Partner initiated foreclosure proceedings in November 1992. On March 18, 1993, the borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code. During 1994, the Partnership acquired the deed to the property from the mortgagor in lieu of foreclosure and, in August 1994, received proceeds of approximately $5.1 million from the sale of the property. Additionally, during 1994, the Partnership received approximately $287,000 from the mortgagor. In September 1994, a claim for insurance benefits was submitted to HUD, and in March 1995, the Partnership received claim proceeds of approximately $3.6 million, which included accrued interest, and recognized a gain of $1,075,099. The Partnership reinvested the net proceeds in Acquired Insured Mortgages during the second and third quarters of 1995. As of December 31, 1995, no amounts were due from HUD related to the Pinewood Park Apartments coinsurance claim. As of December 31, 1994, Due from HUD includes approximately $2.4 million related to this claim.

     The mortgage on Hamlet at Cobb's Landing converted to a permanent loan during the first quarter of 1992. The mortgagor on this mortgage had been delinquent on its payments to the Partnership beginning with the last quarter of 1991. As a result, the servicer filed an Initial Notice of Default with HUD, in May 1992. The General Partner initiated foreclosure proceedings in November 1992. On March 18, 1993, the borrower filed for protection under Chapter 11 of the Federal Bankruptcy Code. During 1994, the Partnership acquired the deed to the property from the mortgagor in lieu of foreclosure and, in September 1994, received proceeds of approximately $8.5 million from the sale of the property. Additionally, during 1994, the Partnership received approximately $685,000 from the mortgagor. In October 1994, a claim for insurance benefits was submitted to HUD, and in May 1995, the Partnership received claim proceeds of approximately $3.1 million, which included accrued interest, and recognized a gain of $1,234,015. The Partnership reinvested the net proceeds in Acquired Insured Mortgages during the second and third quarters of 1995. As of December 31, 1995, no amounts were due from HUD related to the Hamlet at Cobb's Landing coinsurance claim. As of December 31, 1994, Due from HUD includes approximately $1.6 million related to this claim.



7.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1995, 1994 and 1993 are as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS
7.   DISTRIBUTIONS TO UNITHOLDERS - Continued

                                     1995      1994      1993
                                   -------   -------   ------
     Quarter ended March 31,       $0.49(1)  $0.26(5)  $0.275
     Quarter ended June 30,         0.53(2)   0.25(6)   0.265
     Quarter ended September 30,    0.32(3)   0.46(7)   0.220
     Quarter ended December 31,     0.32(4)   0.44(8)   0.360(9)
                                   -----     -----     ------
                                   $1.66     $1.41     $1.120
                                   =====     =====     ======

(1) This amount includes approximately $0.15 per Unit representing accrued, but previously undistributed, interest related to the receipt of claim proceeds from the mortgage on Pinewood Park Apartments and approximately $0.01 per Unit representing previously undistributed accrued interest received from Water's Edge of New Jersey.
(2) This amount includes approximately $0.22 per Unit of accrued, but previously undistributed, interest and capital gain related to the receipt of claim proceeds from the mortgage on Hamlet at Cobb's Landing.
(3) This amount includes approximately $0.02 per Unit representing capital gain from the disposition of the mortgage on Gilbert Greens Apartments.
(4) This amount includes approximately $0.02 per Unit representing previously undistributed interest received from Water's Edge of New Jersey.
(5) This amount includes approximately $0.05 per Unit representing previously undistributed accrued interest received from delinquent mortgages.
(6) This amount includes approximately $0.02 per Unit representing previously undistributed accrued interest received from delinquent mortgages.
(7) This amount includes approximately $0.22 per Unit of accrued but previously undistributed interest and gain received from HUD relating to the foreclosure and sale of the mortgage on Hazeltine Shores.
(8) This amount includes $0.05 per Unit representing additional gain received from the disposition of the mortgage on Hazeltine Shores; and $0.08 per Unit representing previously undistributed accrued interest from delinquent mortgages.
(9) This amount includes approximately $0.18 per Unit representing previously undistributed accrued interest received from the disposition of the mortgages on Graymere Apts. and Arborview Apts. and previously undistributed accrued interest received from delinquent mortgages.

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

8.   INVESTMENT IN AFFILIATE, NOTES RECEIVABLE FROM AFFILIATES,
       DUE FROM AFFILIATES AND NOTE PAYABLE AND DUE TO AFFILIATE

     Effective December 31, 1991, American Insured Mortgage Investors - Series 85, L.P. (AIM 85), an affiliate of the Partnership, transferred a GNMA Mortgage-Backed Security (the GNMA Security) in the amount of approximately $4.7 million to IFI in order to capitalize IFI with sufficient net worth under HUD

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

8.   INVESTMENT IN AFFILIATE, NOTES RECEIVABLE FROM AFFILIATES,
       DUE FROM AFFILIATES AND NOTE PAYABLE AND DUE TO AFFILIATE -
       Continued

regulations. The Partnership and AIM 86 each issued a demand note payable to AIM 85 and recorded an investment in IFI through an affiliate (AIM Mortgage, Inc.) at an amount proportionate to each entity's coinsured mortgages for which IFI was the mortgagee of record as of December 31, 1991. AIM Mortgage, Inc. is jointly owned by AIM 85, AIM 86, and the Partnership. The Partnership accounts for its investment in IFI under the equity method of accounting. Interest expense on the note was based on an interest rate of 8% per annum.

     In 1992, IFI entered into an expense reimbursement agreement with the Partnership, AIM 85 and AIM 86 (collectively, the AIM Funds) whereby IFI reimburses the AIM Funds for general and administrative expenses incurred on behalf of IFI. The expense reimbursement is allocated to the AIM Funds based on an amount proportionate to each entity's coinsured mortgages. The expense reimbursement, along with the Partnership's equity interest in IFI's net income or loss, substantially equalled the Partnership's interest expense on the note payable.

     In April 1994, IFI received net proceeds of approximately $4.7 million from the prepayment of the GNMA Mortgage-Backed Security, which IFI distributed to the AIM Funds, in proportion to each entity's coinsured mortgage investments for which IFI was the mortgagee of record as of December 31, 1991. On June 30, 1994, the Partnership repaid its note payable to AIM 85.

     As a result of the prepayment, in April 1994, the Partnership transferred a GNMA Mortgage-Backed Security in the amount of approximately $2.0 million to IFI in order to recapitalize IFI with sufficient net worth under HUD regulations. AIM 85 and AIM 86 each issued a demand note payable to the Partnership and recorded an investment in IFI through AIM Mortgage, Inc. at an amount proportionate to each entity's coinsured mortgages for which IFI was the mortgagee of record as of April 1, 1994. Interest income on the note, which is based on an annual interest rate of 7.25% (representing the interest rate on the GNMA Mortgage-Backed Security transferred by the Partnership), was $57,832 and $43,374 during the years ended December 31, 1995 and 1994, respectively, and is included in interest and other income on the accompanying statements of operations.

     In connection with these transfers, the expense reimbursement agreement was amended as of April 1, 1994, to adjust the allocation of the expense reimbursement to the AIM Funds to an amount proportionate to each entity's coinsured mortgage investments for which IFI was the mortgagee of record as of April 1, 1994. The expense reimbursement, as amended, along with the Partnership's interest income from the notes receivable, and the Partnership's equity interest in IFI's net income or loss, substantially equals the mortgage principal and interest on the GNMA Mortgage-Backed Security transferred to IFI.

9.   TRANSACTIONS WITH RELATED PARTIES

     In addition to the related party transactions described above in Note 8, the General Partner and certain affiliated entities, during the years ended December 31, 1995, 1994 and 1993, have earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

9.   TRANSACTIONS WITH RELATED PARTIES - Continued

                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           -----------------------------------------------
                                   Capacity in Which                For the years ended December 31,
Name of Recipient                     Served/Item                1995          1994         1993
- -----------------            ----------------------------     ----------    ----------   ----------
CRIIMI, Inc.(1)              General Partner/Distribution     $  752,852    $  640,140   $  510,834

AIM Acquisition              Advisor/Asset Management Fee      1,493,283     1,503,831    1,489,467
  Partners, L.P.(2)

CRI(3)                       Affiliate of General Partner/        62,347       215,001      155,064
                               Expense Reimbursement

CRIIMI MAE                   Affiliate of General Partner/        24,696            --           --
  Management, Inc.(3)         Expense Reimbursement


     (1)  The General Partner, pursuant to amendments to the Partnership Agreement, effective September 6, 1991, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's Adjusted
Cash from Operations and Proceeds of Mortgage Prepayments, Sales or Insurance (both as defined in the Partnership Agreement).

     (2)  The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement).  The sub-advisor to the partnership (the Sub-
advisor) is entitled to a fee of 0.28% of Total Invested Assets.  CRI/AIM Management, Inc., which through June 30, 1995 acted as the
Sub-advisor, earned a fee equal to $220,449, $443,224 and $439,000, for the six months ended June 30, 1995 and for the years ended
December 31, 1994 and 1993, respectively.  As discussed in Note 1 above, effective June 30, 1995, CRIIMI MAE Services Limited
Partnership now serves as the Sub-advisor.  Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership earned a fee equal to $219,670 for the six months ended December 31, 1995.  No fees were earned by CRIIMI MAE Services Limited Partnership for the years ended December 31, 1994 and 1993.

     (3)  Prior to CRIIMI MAE becoming a self-administered REIT, amounts were paid to CRI for reimbursement of expenses incurred on behalf of the General Partner and the Partnership.  As discussed in Note 1, the transaction in which CRIIMI MAE became a self-
administered REIT has no impact on the payments required to be made by the Partnership, other than that the expense reimbursements previously paid by the Partnership to CRI in connection with the provision of services by the Sub-advisor are, effective June 30,
1995, paid to CRIIMI MAE Management, Inc., a wholly owned subsidiary of CRIIMI MAE.  The amounts paid to CRI represent reimbursement of expenses incurred prior to June 30, 1995.


10.  PARTNERS' EQUITY

     Depositary Units representing economic rights in limited partnership interests (Units) were issued at a stated value of $20. A total of 8,851,966 Units were issued for an aggregate capital contribution of $177,039,320. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 Units in exchange therefor, and the former general partners contributed a total of $1,000 to the Partnership. During 1994, the Partnership repurchased 50,000 Units in connection with the settlement of litigation, as discussed in Note 12.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

11.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     (In Thousands, Except Per Unit Data)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1995, 1994 and 1993:

                                                          1995
                                                        Quarter ended
                                      March 31       June 30      September 30    December 31
                                     -----------    ----------    -------------   ------------
Income                               $     3,412    $    3,469     $      3,175   $      3,180
Net gains from
  mortgage dispositions                    1,075         1,377               --             --
Net earnings                               4,015         4,392            2,686          2,702
Net earnings per
  Limited Partnership Unit                   .43           .48             0.29            .29


                                                           1994
                                                        Quarter ended
                                      March 31       June 30      September 30    December 31
                                     -----------    ----------    -------------   ------------
Income                               $    3,326     $    3,326     $      3,141     $    3,539
Net (losses) gains from
  mortgage dispositions                      (42)           --              864            156
Net earnings                               2,372         2,710            3,240          3,218
Net earnings per
  Limited Partnership Unit                  0.25          0.29             0.35           0.35


                                                           1993
                                                        Quarter ended
                                      March 31       June 30      September 30    December 31
                                     -----------    ----------    -------------   ------------
Income                                $    3,523    $    3,382     $      3,397     $    3,342
Loan losses                                   --            --             (751)          (745)
Net gains from mortgage
  dispositions                                --            --               --            524
Net earnings                               2,978         2,908            2,038          2,618
Net earnings per
  Limited Partnership Unit                  0.32          0.31             0.22           0.28


12.  LITIGATION

     On November 6, 1992, a complaint was filed on behalf of a limited partner of the Partnership in the Superior Court for the State of California for the County of Los Angeles, Southwest District against the Partnership. On March 28, 1994, the Partnership entered into an agreement to settle the claims in the

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

12.  LITIGATION - Continued

lawsuit. Under the terms of the settlement, the Partnership paid $968,574 to the plaintiff on April 14, 1994, and the plaintiff returned its 50,000 Units to the Partnership. In connection with the settlement, the Partnership recorded a provision for settlement of litigation in the amount of $349,824 in the accompanying statement of operations for the year ended December 31, 1994. This provision represents the difference between the market value of the 50,000 Units as of April 14, 1994 of $618,750 and the Partnership's cost to repurchase the Units of $968,574.

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

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
                      SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                     DECEMBER 31, 1995


                                                            Interest                                            Annual Payment
                                                            Rate on         Face         Net                    Principal and
                                    Maturity       Put      Mortgage      Value of Carrying Value   Cumulative    Interest
Development Name/Location             Date       Date (1)    (6)(7)       Mortgage (3)(11)(12)(14) Loan Losses   (6)(7)(13)
- -------------------------           --------    ---------  ---------    ---------- --------------- -----------  --------------

ACQUIRED INSURED MORTGAGES:
- --------------------------
FHA-Insured Certificates
  (carried at fair value)

Sylvan Manor
  Silver Spring, Maryland               5/21          N/A     7.500%    $3,222,864  $    3,296,987          --   $     284,523
Northpoint Apartments
  Richland, Washington                  1/23          N/A     8.550%     1,752,082       1,806,614          --         166,490
Heather Ridge Apartments
  Fayetteville, North Carolina          4/27          N/A     8.625%     4,496,857       4,635,587          --         416,231
Olde Mill Apartments
  Liverpool, New York                   4/27          N/A     8.920%     5,089,310       5,246,147          --         484,083
Water's Edge of New Jersey
  Trenton, New Jersey                   9/33          N/A     9.375%    10,902,576(10)  10,902,576          --       1,123,728(5)
Harbor View Estates
  Duluth, Minnesota                    10/33          N/A     9.500%       693,387         722,205          --          84,516(5)
Park Avenue Plaza
  Omaha, Nebraska                       9/29          N/A     9.000%     1,986,003       2,046,987          --         187,923
                                                                      ------------   -------------

  Total fully insured FHA-Insured
    Certificates                                                        28,143,079      28,657,103
                                                                      ------------   -------------
GNMA Mortgage-Backed Securities
  (carried at fair value)

Garden Terrace
  Douglasville, Georgia                 1/20          N/A     7.125%     2,790,802       2,817,167          --         235,930
Lioncrest Towers
  Richton Park, Illinois               10/28          N/A     7.000%     6,583,885       6,641,736          --         496,447
San Jose South
  San Jose, California                 10/23          N/A     7.750%     8,414,897       8,490,496          --         696,227
Beauvoir Manor Apts.
  Biloxi, Mississippi                   9/18          N/A     8.875%     1,288,875       1,329,463          --         127,301
Greenview Garden
  Butler, Pennsylvania                  8/33          N/A     9.000%       886,840         913,965          --          78,210
</TABLE/



                                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
                                             SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                                          DECEMBER 31, 1995



                                                            Interest                                            Annual Payment
                                                            Rate on        Face          Net                    Principal and
                                    Maturity       Put      Mortgage     Value of   Carrying Value Cumulative     Interest
Development Name/Location             Date       Date (1)    (6)(7)       Mortgage (3)(11)(12)(14) Loan Losses   (6)(7)(13)
- -------------------------           --------     --------  -----------  ---------- -------------- ------------  --------------

ACQUIRED INSURED MORTGAGES:
- --------------------------

GNMA Mortgage-Backed Securities
  (carried at fair value)- Continued

Hewitt Gardens Apts.
  Omaha, Nebraska                      10/29          N/A       8.750%   4,504,109      4,642,510           --         404,735
Lamplighter Apts.
  Port Arthur, Texas                   10/29          N/A       9.000%   2,248,846      2,317,893           --         207,064
Linville Manor
  Shelby, North Carolina                7/31          N/A       8.750%   2,006,697      2,068,234           --         178,875
Oak Grove Apts.
  Austin, Texas                         9/26          N/A       8.750%     564,806        582,239           --          51,662
Oakwood Gardens
  San Jose, California                 10/23          N/A       7.750%   1,176,772      1,187,344           --          97,363
Seven Springs
  College Park, Maryland               12/21          N/A       7.625%   4,863,636      4,908,169           --         418,617
Stony Creek
  Washington Township, Michigan         2/29          N/A       7.500%   5,460,398      5,507,911           --         426,602
Burlwood Apts.
  Portland, Oregon                      8/15          N/A       9.000%     651,908        658,226           --          70,924
Collin Care Centers
  Plano, Texas                          9/30          N/A       8.125%   1,716,862      1,731,560           --         148,458
Holton Manor
  Elkhorn, Wisconsin                   11/21          N/A       8.250%   1,034,399      1,043,771           --          96,926
Oaklawn Apts.
  Boise, Idaho                          8/24          N/A       9.000%     486,211        490,466           --          47,414
Orchard Creek Apts.
  Farmington Hills, Michigan            1/30          N/A       8.625%   1,293,938      1,333,702           --         117,951
Tehama Estates
  Sacramento,California                 7/29          N/A       8.750%   1,363,378      1,405,285           --         126,092
Westview Terrace Apts.
  Tacoma, Washington                    4/30          N/A       8.550%   1,156,112      1,191,638           --         104,495
                                                                       -----------   ------------
  Total investment in GNMA Mortgage-Backed
    Securities, carried at fair value                                   48,493,371     49,261,775
                                                                       -----------   ------------
  Total investment in Acquired Insured
    Mortgages, carried at fair value                                    76,636,450     77,918,878
                                                                       -----------   ------------


                      AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
                         SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                       DECEMBER 31, 1995


                                                            Interest                                                  Annual Payment
                                                            Rate on         Face                Net                   Principal and
                                    Maturity       Put      Mortgage      Value of        Carrying Value Cumulative     Interest
Development Name/Location             Date       Date (1)     (6)(7)      Mortgage       (3)(11)(12)(14) Loan Losses   (6)(7)(13)
- -------------------------           --------     --------  -----------  ----------       --------------- -----------  --------------

ORIGINATED INSURED MORTGAGES:
- ----------------------------
Fully Insured Mortgages
- -----------------------
FHA-Insured Certificates
  (carried at fair value)

Arbor Village
  Tallahassee, Florida                  1/34           --    8.125%     11,043,976            11,289,584          --         944,868
                                                                     -------------          ------------
Coinsured Mortgages
- -------------------
FHA-Insured Certificates
  (carried at fair value)

Summerwind Apartments-Phase II
  Naples, Florida (8)                   6/30         7/03    8.500%      9,501,784             9,081,667          --         865,175
St. Charles Place - Phase II
  Miramar, Florida (4)                  2/30        12/03    8.625%      3,749,991(4)(9)(10)   3,583,856          --         341,697
The Breakers at Golf Mill
  Niles, Illinois (8)                  11/29        11/02    7.000%     22,662,648(8)         21,471,650          --       1,751,525
                                                                      ------------         -------------
    Total investment in coinsured
      FHA-Insured Certificates,
      carried at fair value                                             35,914,423            34,137,173
                                                                     -------------         -------------
    Total investment in Originated Insured
      Mortgages, carried at fair value                                  46,958,399            45,426,757
                                                                     -------------         -------------
    Total investment in FHA-Insured Certificates
      and GNMA Mortgage-Backed Securities,
      carried at fair value                                            123,594,849           123,345,635
                                                                      -------------   ------------


                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
                            SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                           DECEMBER 31, 1995


                                                            Rate on         Face          Net                   Principal and
                                    Maturity       Put      Mortgage     Value of  Carrying Value  Cumulative      Interest
Development Name/Location             Date       Date (1)    (6)(7)      Mortgage  (3)(11)(12)(14) Loan Losses   (6)(7)(13)
- -------------------------           --------     --------  -----------  ---------- --------------- -----------  --------------

ACQUIRED INSURED MORTGAGES:
- --------------------------
FHA-Insured Loans
  (carried at amortized cost)(2)

Kingsway Apts.
  Monroe, LA                            8/07          N/A       10.000%    594,557        595,722(2)        --          86,862
Kon Tiki Apts.
  League City, TX                       1/27          N/A       9.875%     563,772        565,617(2)        --          58,443
                                                                       -----------   ------------
    Total investment in FHA-
      Insured Loans - Acquired
      Insured Mortgages, carried
      at amortized cost                                                  1,158,329      1,161,339
                                                                       -----------   ------------

ORIGINATED INSURED MORTGAGES:
- ----------------------------
Fully Insured Mortgages
- -----------------------
FHA-Insured Loans
  (carried at amortized cost)(2)

The Turn at Gresham
  Gresham, OR                           8/29        12/02       8.375%   5,834,241       6,105,145(2)       --         520,159
Parkside Estates
  Glendale Heights, IL                  2/31        12/06       8.375%   6,867,149       7,052,060(2)       --         607,634
Olmstead Park Apts.
  Charlotte, NC                         7/32        12/07       8.500%   5,820,643       6,046,751(2)       --         518,476
Water's Edge II
  Columbus, OH                          7/33          N/A       8.250%  10,777,700      10,958,386(2)       --          933,734
                                                                      ------------    ------------

    Total investment in FHA-
      Insured Loans - Originated
      Insured Mortgages, carried
      at amortized cost                                                 29,299,733      30,162,342
                                                                      ------------    ------------
    Total investment in FHA-Insured Loans                               30,458,062      31,323,681
                                                                      ------------    ------------
    TOTAL INVESTMENT IN INSURED MORTGAGES                             $154,052,911    $154,669,316
                                                                      ============    ============


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1995

(1) Under the Section 221 program of the National Housing Act of 1937, as amended, a mortgagee has the right to assign an Insured Mortgage (put) to FHA at the expiration of 20 years from the date of final endorsement, if the mortgage is not in default at such time. Any mortgagee electing to assign a FHA-insured mortgage to FHA will receive, in exchange therefor, HUD debentures having a total face value equal to the then outstanding principal balance of the FHA-insured mortgage plus accrued interest to the date of assignment. These HUD debentures will mature 10 years from the date of assignment and will bear interest at the "going Federal rate" at such date. This assignment procedure is applicable to an Insured Mortgage which had a firm or conditional FHA commitment for insurance on or before November 30, 1983 and, in the case of mortgages sold in a GNMA auction, was sold in an auction prior to February 1984. Certain of the Partnership's Insured Mortgages may have the right of assignment under this program. Certain Insured Mortgages that do not qualify under this program possess a special assignment option, in certain mortgage documents, which allow the Partnership, anytime after this date, to require payment by the borrower of the unpaid principal balance of the Insured Mortgages. At such time, the borrowers must make payment to the Partnership or the Partnership may cancel the FHA insurance and institute foreclosure proceedings.

(2)  Inclusive of closing costs and acquisition fees.

(3) Prepayment of these Insured Mortgages would be based upon the unpaid principal balance at the time of prepayment.

(4) This mortgage is insured under the HUD coinsurance program, as previously discussed. The Patrician Mortgage Company is the HUD-approved coinsurance lender.

(5) This information is based upon the estimated amount of the Insured Mortgage upon completion of construction.

(6) This represents the base interest rate during the permanent phase of this Insured Mortgage loan. Additional interest, measured as a percentage of surplus cash (as defined in the participation agreements) and a percentage of the proceeds from the sale or refinancing of the development (as defined in the participation agreements), will also be due. During the years ended 1995, 1994 and 1993, additional interest was recognized in the amount of $179,701, $36,550 and 12,580, respectively. These amounts are included in mortgage investment income on the accompanying statements of operations.

(7) In addition, the servicer or the sub-servicer of the mortgage, primarily unaffiliated third parties, is entitled to receive compensation for certain services rendered.

(8) These mortgages are insured under the HUD coinsurance program. IFI is the HUD-approved coinsurance lender and the Partnership bears the risk of any coinsurance loss, as previously discussed.

(9) These amounts represent the Partnership's 55% interest in this mortgage. The remaining 45% interest was acquired by AIM 86, an affiliate of the Partnership.

(10) Represents the principal amount subject to delinquent principal or interest. See Note 4 to the Partnership's financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1995

(11) A reconciliation of the carrying value of the Partnership's investment in Insured Mortgages, for the years ended December 31, 1995 and 1994, is as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1995


                                                1995               1994
                                            ------------       ------------
     Beginning balance                      $140,906,391       $159,038,022

       Investment in Acquired Insured
          Mortgages and advances on
          construction loans, including
         acquisition costs                     7,687,752         25,334,265

       Principal receipts on mortgages          (929,409)          (788,169)

       Payments made for AHFS/mortgage
         investment income accrued/accreted
         on AHFS                                      --            745,431

       Proceeds from mortgages assigned
         or sold                              (3,007,796)(a)    (29,372,643)

       Net gains on mortgage dispositions        143,107(a)         978,305

       Coinsurance claims due from HUD                --         (4,186,483)

       GNMA Mortgage-Backed Security
         transferred to IFI                           --         (1,994,217)

       Net unrealized gains (losses) on
         investment in FHA-Insured
         Certificates and GNMA Mortgage-
         Backed Securities                     9,869,271         (8,848,120)
                                            ------------       ------------
     Ending balance                         $154,669,316       $140,906,391
                                            ============       ============

(a) Excludes proceeds received and gains recognized in connection with the settlement of the HUD coinsurance claims related to Pinewood Park Apartments and the Hamlet at Cobb's Landing.

(12) The mortgages underlying the Partnership's investments in FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are primarily non-recourse first liens on multifamily residential developments or retirement homes.

(13) Principal and interest are payable at level amounts over the life of the Insured Mortgages.

(14) As of December 31, 1995 and 1994, the tax basis of the Insured Mortgages, including AHFS, was approximately $156 million and $153 million, respectively.