Form 10-Q
period 1996-03-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 1996-05-15
CIK 811437

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended              March 31, 1996
                                 ------------------

Commission file number                1-12724
                                 -----------------

              AMERICAN INSURED MORTGAGE INVESTORS - L.P.- SERIES 88
        -----------------------------------------------------------------
               (Exact name of registrant as specified in charter)


              Delaware                         13-3398206
  -------------------------------         ------------------
  (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)         Identification No.)



11200 Rockville Pike, Rockville, Maryland         20852
- -----------------------------------------   -----------------
(Address of principal executive offices)        (Zip Code)



                                 (301) 816-2300
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                       ----       ----
     As of May 13, 1996, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

                                                               Page
                                                               ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - March 31, 1996 (unaudited)
            and December 31, 1995 . . . . . . . . . . .         3

          Statements of Operations - for the three
            months ended March 31, 1996 and
            1995 (unaudited)  . . . . . . . . . . . . .         4

          Statement of Changes in Partners' Equity -
            for the three months ended March 31,
            1996 (unaudited)  . . . . . . . . . . . . .         5

          Statements of Cash Flows - for the three
            months ended March 31, 1996 and
            1995 (unaudited)  . . . . . . . . . . . . .         6

          Notes to Financial Statements (unaudited) . .         7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .        15

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        17

Signature . . . . . . . . . . . . . . . . . . . . . . .        18

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                 March 31,      December 31,
                                                    1996            1995
                                               -------------    ------------
                                                (Unaudited)
                                     ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Acquired insured mortgages                 $  76,423,168    $ 77,918,878
    Originated insured mortgages                  45,072,405      45,426,757
                                               -------------    ------------
                                                 121,495,573     123,345,635
Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount and premium:
    Originated insured mortgages                  30,125,570      30,162,342
    Acquired insured mortgages                     1,153,690       1,161,339
                                               -------------    ------------
                                                  31,279,260      31,323,681

Due from HUD                                         297,962         285,330

Cash and cash equivalents                          3,447,590       2,881,537

Investment in affiliate                            1,189,316       1,189,316

Notes receivable from affiliates and due
  from affiliates                                    833,595         797,687

Receivables and other assets                       2,191,008       2,103,710
                                               -------------    ------------
         Total assets                          $ 160,734,304    $161,926,896
                                               =============    ============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                          $   2,961,797    $  2,961,797

Accounts payable and accrued expenses                119,252         159,092
                                                ------------    ------------
         Total liabilities                         3,081,049       3,120,889
                                                ------------    ------------
Commitments and contingencies

Partners' equity:
  Limited partners' equity                       159,144,660     159,332,082
  General partner's deficit                         (938,133)       (928,476)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                            (618,750)       (618,750)
  Net unrealized gains on investment
    in FHA-Insured Certificates and GNMA
    Mortgage-Backed Securities                        65,478       1,021,151
                                                ------------    ------------
         Total partners' equity                  157,653,255     158,806,007
                                                ------------    ------------
         Total liabilities and
           partners' equity                     $160,734,304    $161,926,896
                                                ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                For the three months ended
                                                         March 31,
                                                   1996          1995
                                               ------------  ------------
Income:
  Mortgage investment income                   $  3,104,487  $  3,065,303
  Interest and other income                          95,128       346,219
                                               ------------  ------------
                                                  3,199,615     3,411,522
                                               ------------  ------------
Expenses:
  Asset management fee to
    related parties                                 376,587       372,898
  General and administrative                         58,938        98,421
                                               ------------  ------------
                                                    435,525       471,319
                                               ------------  ------------
Earnings before gains on
  mortgage dispositions                           2,764,094     2,940,203

Gains on mortgage dispositions                          628     1,075,099
                                               ------------  ------------
      Net earnings                             $  2,764,718  $  4,015,302
                                               ============  ============

Net earnings allocated to:
  Limited partners - 95.1%                     $  2,629,247  $  3,818,552
  General partner - 4.9%                            135,471       196,750
                                               ------------  ------------
                                               $  2,764,718  $  4,015,302
                                               ============  ============

Net earnings per Limited Partnership Unit      $        .30  $       0.43
                                               ============  ============









                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                For the three months ended March 31, 1996

                                                  (Unaudited)



                                                                               Unrealized         Unrealized
                                                                                Gains on          Losses on
                                                                               Investment         Investment
                                                                              in FHA-Insured     in FHA-Insured
                                                                Repurchased   Certificates       Certificates
                                                                  Limited       and GNMA           and GNMA          Total
                                      General       Limited     Partnership  Mortgage-Backed    Mortgage-Backed    Partners'
                                      Partner       Partners       Units        Securities         Securities       Equity
                                   ------------  -------------  -----------  ---------------   ---------------- -------------
Balance, December 31, 1995         $   (928,476) $ 159,332,082  $  (618,750)   $   2,540,308     $   (1,519,157)$ 158,806,007

  Net earnings                          135,471      2,629,247           --               --                 --     2,764,718

  Distributions paid or accrued
    of $0.32 per Unit,
    including return of capital        (145,128)    (2,816,669)          --               --                 --    (2,961,797)

  Adjustment to net unrealized
    gains (losses) on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-Backed
    Securities                               --             --           --           19,082           (974,755)     (955,673)
                                   ------------  -------------  -----------   --------------       ------------  ------------
Balance, March 31, 1996            $   (938,133)  $159,144,660  $  (618,750)  $    2,559,390       $ (2,493,912) $157,653,255
                                   ============  =============  ===========   ==============       ============  ============
Limited Partnership Units
  outstanding -  March 31,
  1996                                               8,802,091
                                                 =============










                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                     STATEMENTS OF CASH FLOWS

                                           (Unaudited)

                                                                                  For the three months
                                                                                      ended March 31,
                                                                                  1996            1995
                                                                              ------------    ------------
Cash flows from operating activities:
  Net earnings                                                                $  2,764,718    $  4,015,302
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Gain on mortgage dispositions                                                     (628)     (1,075,099)
    Payments made and treated as additions to Certificates held for
      disposition and Due from HUD                                                 (12,632)       (302,984)
    Changes in assets and liabilities:
      Increase in receivables and other assets                                     (87,298)        (38,415)
      Decrease in accounts payable and accrued
        expenses                                                                   (39,840)        (18,155)
      (Increase) decrease in investment in affiliate and
     notes receivable and due from affiliates                                      (35,908)         44,913
                                                                              ------------    ------------
        Net cash provided by operating activities                                2,588,412       2,625,562
                                                                              ------------    ------------
Cash flows from investing activities:
  Proceeds from dispositions of Insured Mortgages                                  691,675       3,552,931
  Investment in Acquired Insured Mortgages and advances on
    construction loans                                                                  --      (1,328,768)
  Receipt of principal from scheduled payments                                     247,763         224,674
                                                                              ------------    ------------
        Net cash provided by investing activities                                  939,438       2,448,837
                                                                              ------------    ------------
Cash flows from financing activities:
  Distributions paid to partners                                                (2,961,797)     (4,072,471)
                                                                              ------------    ------------
        Net cash used in financing activities                                   (2,961,797)     (4,072,471)
                                                                              ------------    ------------
Net increase in cash and cash equivalents                                          566,053       1,001,928

Cash and cash equivalents, beginning of period                                   2,881,537       5,364,255
                                                                              ------------    ------------
Cash and cash equivalents, end of period                                      $  3,447,590    $  6,366,183
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

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE).

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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 1996 and December 31, 1995 and the results of its operations and its cash flows for the three months ended March 31, 1996 and 1995.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1995.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES

     A.   Fully-insured mortgage investments
          ----------------------------------
          As of March 31, 1996 and December 31, 1995, the Partnership's investment in fully insured Acquired Insured Mortgages, recorded at fair value, consisted of 19 GNMA Mortgage-Backed Securities and 6 and 7 FHA-Insured Certificates, respectively. As of March 31, 1996 and December 31, 1995, these mortgage investments had an aggregate amortized cost of $76,636,652 and $76,462,511, respectively, an aggregate face value of $75,807,127 and $76,636,450, respectively, and an aggregate fair value of $76,423,168 and $77,918,878, respectively.

          As of March 31, 1996 and December 31, 1995, the Partnership's investment in fully insured Originated Insured Mortgages, recorded at fair value, consisted of one FHA-Insured Certificate with an amortized cost of $11,397,998 and $11,411,412, respectively, a face value of $11,032,009 and
     $11,043,976, respectively, and a fair value of $11,163,629 and $11,298,584, respectively.

     As of May 10, 1996, all of the Partnership's fully insured mortgage investments, recorded at fair value, were current with respect to the payment of principal and interest, except for the mortgage on Water's Edge of New Jersey, a fully insured construction loan. The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of May 10, 1996, the mortgagor had made payments of interest through June 1995 and the total delinquent interest was approximately $840,000.
     In February 1996, the General Partner instructed the servicer of this Insured Mortgage to file a Notice of Default and an Election to Assign the mortgage with HUD. The Partnership expects to receive 70% of the Assignment Proceeds in mid 1996 and the remainder of the proceeds during the fourth quarter of 1996. The Partnership intends to reinvest the net proceeds less the 1% Assignment fee prior to December 31, 1996, the expiration of the reinvestment period.

          During March 1996, one of the investors in the Harbor View Estates loan, exercised its right to purchase the participation certificate with respect to this Insured Mortgage after a Notice of Default was filed with HUD. The Partnership received approximately $709,000 in proceeds including approximately $17,400 of interest due to the Partnership from this prepayment in March 1996. The net principal proceeds received were approximately $691,000 which resulted in a gain of approximately $600 which is included on the accompanying statement of operations for the three months ended March 31, 1996, the net proceeds of which are expected to be reinvested in fully insured Acquired Insured Mortgages prior to the end of the reinvestment period.

     B.   Coinsured FHA-Insured Certificates
          ----------------------------------
          As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, under the HUD coinsurance program, both HUD

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

     and the coinsurance lender are responsible for paying a portion of the insurance benefits if a mortgagor defaults and the sale of the development collateralizing the mortgage produces insufficient net proceeds to repay the mortgage obligation. In such cases, the coinsurance lender will be liable to the Partnership for the first part of such loss in an amount up to 5% of the outstanding principal balance of the mortgage as of the date foreclosure proceedings are instituted or the deed is acquired in lieu of foreclosure. For any loss greater than 5% of the outstanding principal balance, the responsibility for paying the insurance benefits will be borne on a pro-rata basis, 85% by HUD and 15% by the coinsurance lender.

          As of March 31, 1996 and December 31, 1995, the Partnership held investments in three FHA-Insured Certificates secured by coinsured mortgages. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of March 31, 1996 and December 31, 1995, the remaining two FHA-Insured Certificates are coinsured by Integrated Funding, Inc. (IFI), an affiliate of the Partnership.

     1.   Coinsured by third party
          ------------------------
          The Partnership's investment in the St. Charles Place - Phase II mortgage had an amortized cost equal to its face value of $3,745,393 and $3,749,991, as of March 31, 1996 and December 31, 1995,
          respectively, and a fair value of $3,597,060 and $3,583,856, as of March 31, 1996 and December 31, 1995, respectively. These amounts represent the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by American Insured Mortgage Investors L.P. - Series 86 (AIM 86), an affiliate of the Partnership. As of May 10, 1996, the mortgagor has made payments of principal and interest due on the mortgage through April 1995 to the Partnership. Patrician is litigating the case in bankruptcy court while negotiating a modification agreement with the borrower.

          The General Partner intends to continue to oversee the Partnership's interest in this mortgage investment to ensure that Patrician meets its coinsurance obligations. The General Partner's assessment of the realizability of the carrying value of the St. Charles Place-Phase II mortgage is based on the most recent information available and to the extent these conditions change or additional information becomes available, the General Partner's assessment may change. However, the General Partner does not believe that there would be a material adverse impact on the Partnership's financial condition or its results of operations should Patrician be unable to comply with its full coinsurance obligation.

     2.   Coinsured by affiliate
          ----------------------
          As of March 31, 1996 and December 31, 1995, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is IFI. These investments were made on behalf of the Partnership by the former managing general partner. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

          upon default for IFI's portion of the coinsurance loss on these mortgage investments.

          As of May 10, 1996, both mortgages were current with respect to the payment of principal and interest.

          As of March 31, 1996 and December 31, 1995, these two mortgage investments had an aggregate fair value of $30,311,716 and $30,553,317, respectively, and amortized costs and face values as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

                              Amortized      Face          Amortized       Face
                                Cost         Value           Cost          Value        Cumulative
                              March 31,     March 31,     December 31,  December 31,    Loan Losses
                                1996          1996            1995          1995       Recognized(1)
                            ------------- -------------   ------------  ------------   ------------
The Breakers at
  Golf Mill                 $  22,621,122 $  22,621,122   $ 22,662,648  $ 22,662,648    $   980,000
Summerwind Apts.-
  Phase II                      7,899,017     9,357,554      8,037,922     9,501,784      1,511,743
                             ------------  ------------   ------------  ------------    -----------
                            $  30,520,139   $31,978,676   $ 30,700,570  $ 32,164,432    $ 2,491,743
                             ============  ============   ============  ============    ===========

     (1) No loan losses were recognized on these coinsured mortgages during the three months ended March 31, 1996 and 1995.

          In connection with the coinsured FHA-Insured Certificates, the Partnership has sought, in addition to base interest payments, additional interest based on a percentage of the net cash flow from the development and the net proceeds from the refinancing, sale or other disposition of the underlying development (commonly termed Participations). All of the coinsured FHA-Insured Certificates, with the exception of one, contain such Participations. In conjunction with a 1994 mortgage modification, the participation agreement was terminated, and effective March 1, 1995, the Partnership is no longer entitled to receive Participations with respect to The Breakers at Golf Mill. The January and February 1995 participation payment of $21,902 was received during the first quarter of 1996. This amount is included in mortgage investment income on the accompanying statement of operations.

4.   INVESTMENT IN FHA-INSURED LOANS

     As of March 31, 1996 and December 31, 1995, the Partnership's investment in fully insured FHA-Insured Loans, recorded at amortized cost, consisted of four Originated Insured Mortgages and two Acquired Insured Mortgages. The four Originated Insured Mortgages had an aggregate amortized cost of $30,125,570 and $30,162,342, an aggregate face value of $29,266,416 and $29,299,733, and an aggregate fair value of $30,127,446 and $30,199,166, as of March 31, 1996 and December 31, 1995, respectively. The two Acquired Insured Mortgages had an aggregate amortized cost of $1,153,690 and $1,161,339, an aggregate face value of $1,150,722 and $1,158,329, and an aggregate fair value of $1,222,476 and $1,219,590, as of March 31, 1996 and December 31, 1995, respectively.

     As of May 10, 1996, all of the Partnership's FHA Insured Loans, recorded at amortized cost, were current with respect to the payment of principal and interest.

     All of the FHA-Insured Loans contain Participations. During the three months ended March 31, 1996 and 1995, the Partnership received additional interest of $70,562 and $3,241, respectively, from three and one of the

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INVESTMENT IN FHA-INSURED LOANS - Continued

Participations, respectively. These amounts are included in mortgage investment income on the accompanying statements of operations.

5.   DUE FROM HUD

     Due from HUD consists of amounts due in connection with losses incurred on the disposition of a coinsured mortgage investment. Prior to this disposition, this mortgage investment was accounted for as certificates held for disposition under the coinsurance program.

     During 1994, the Partnership filed claims with HUD for insurance benefits in connection with losses incurred on the sale of the property underlying the coinsured mortgages on Hazeltine Shores. In January 1994, the Partnership received sales proceeds of approximately $6.6 million from the December 1993 sale of the property underlying the coinsured mortgage on Hazeltine Shores. A claim for insurance benefits was submitted to HUD in January 1994. In August 1994, the Partnership received claim proceeds of approximately $3.2 million, which included accrued interest. Additionally, during 1994, the Partnership received approximately $457,000 from the mortgagor's trustee. The Partnership reinvested the net disposition proceeds in Acquired Insured Mortgages during 1995. As of March 31, 1996 and December 31, 1995, Due from HUD includes approximately $298,000 and $285,000, respectively, related to the disposition of Hazeltine Shores, which will be included in a supplemental claim expected to be filed with HUD during 1996.

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the quarters ended March 31, 1996 and 1995 are as follows:

                                               1996      1995
                                             -------   -------
     Quarter ended March 31,                 $0.32(1)  $0.49(2)
                                             =====     =====

(1) This amount includes approximately $0.02 per Unit representing previously undistributed accrued interest received from delinquent mortgages.

(2) This amount includes approximately $0.15 per Unit of accrued, but previously undistributed, interest related to the receipt of claim proceeds from the mortgage on Pinewood Park Apartments and approximately $0.01 per Unit representing previously undistributed accrued interest received from a delinquent mortgage.

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

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three months ended March 31, 1996 and 1995, have earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.   TRANSACTIONS WITH RELATED PARTIES - Continued

                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES


                                                              For the three months ended
                                  Capacity in Which                   March 31,
Name of Recipient                    Served/Item                 1996       1995
- -----------------           -----------------------------      --------   --------
CRIIMI, Inc.(1)             General Partner/Distributions      $145,128   $222,227

AIM Acquisition             Advisor/Asset Management Fee        376,587    372,898
  Partners, L.P.(2)

CRI(3)                      Affiliate of General Partner/            --     23,599
                              Expense Reimbursement

CRIIMI MAE                  Affiliate of General Partner/
  Management, Inc.(3)         Expense Reimbursement              18,874         --


     (1)  The General Partner, pursuant to amendments to the Partnership Agreement, effective September 6, 1991, is entitled to receive 4.9% of the Partnership's income loss, capital and distributions, including, without limitation, the Partnership's Adjusted
Cash from Operations and Proceeds of Mortgage Prepayments, Sales or Insurance (both as defined in the Partnership Agreement).

     (2)  Of the amounts paid to the Advisor, the Sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of .28% of
Total Invested Assets.  CRI/AIM Management, Inc., which through June 30, 1995 acted as the Sub-advisor, earned a fee equal to $0 and
$109,904 for the three months ended March 31, 1996 and 1995, respectively.  Effective June 30, 1995, CRIIMI MAE Services Limited
Partnership now serves as the Sub-Advisor.  Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership earned a fee equal to $110,991 and $0, for the three months ended March 31, 1996 and 1995, respectively.

     (3)  Prior to June 30, 1995, these amounts were paid to CRI as reimbursement for expenses incurred on behalf of the General
Partner and the Partnership.  The transaction in which CRIIMI MAE became a self-administered REIT has no impact on the payments required to be made by the Partnership, other than that the expense reimbursement previously paid by the Partnership to CRI in connection with the provision of services by the Sub-advisor will be paid to a wholly-owned subsidiary of CRIIMI MAE, which is the General Partner of CRIIMI MAE Services Limited Partnership, effective June 30, 1995.  No amounts were paid to CRIIMI MAE or its affiliates during the six months ended June 30, 1995.


PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
- -------
     As of March 31, 1996, the Partnership had invested in 35 Insured Mortgages with an aggregate amortized cost, face value and fair value of approximately $153 million.

     As of May 10, 1996, all of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans were current with respect to the payment of principal and interest except for the fully insured construction loan on Waters Edge of New Jersey, for which the mortgagor had made payments through June 1995, and the coinsured mortgage on St. Charles Place - Phase II, for which the mortgagor had made payments through May 1995. In February 1996, the General Partner instructed the servicer to file a Notice of Default and Election to Assign the Waters Edge of new jersey mortgage to HUD. As discussed in Notes 3 and 4 to the financial statements, management does not anticipate that these delinquencies will have an adverse material impact on the Partnership's financial statements.

Results of Operations
- ---------------------
     Net earnings decreased for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily as a result of a reduction in gains on mortgage dispositions and interest and other income, as discussed below. Partially offsetting these decreases was an increase in mortgage investment income and a decrease in general and administrative expenses, as discussed below.

     Mortgage investment income increased for the three months ended March 31, 1996, as compared to the corresponding period in 1995. This increase was primarily due to income recognized on Insured Mortgages acquired during 1995 and 1996 as a result of settlement of the coinsurance claims related to the disposition of the properties underlying the mortgages on Hazeltine Shores, Pinewood Park Apartments and Hamlet at Cobb's Landing and the reinvestment of the net proceeds related thereto.

     Interest and other income decreased for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to the timing of the reinvestment of coinsurance claims, as discussed above.

     General and administrative expenses decreased for the three months ended March 31, 1996 as compared to the corresponding periods in 1995. This decrease was primarily the result of a reduction in annual report costs. Additionally, there was a reduction in legal fees due to the decrease in mortgage dispositions and legal issues relating to the mortgage dispositions.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

     Gains on mortgage dispositions decreased for the three months ended March 31, 1996 as compared to the corresponding period in 1995. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. During the three months ended March 31, 1995, the Partnership recognized a gain of approximately $1.1 million related to the settlement of the coinsurance claim related to the disposition of Pinewood Park Apartments, as discussed below. During March 1996, one of the investors in the Harbor View Estates Loan, exercised its right to purchase the participation certificates with respect to this Insured Mortgage after a Notice of Default was filed with HUD. The Partnership received proceeds from this prepayment in March 1996, and recognized a gain of approximately $600 which is included on the accompanying statement of operations for the three months ended March 31, 1996, which are expected to be reinvested in fully insured Acquired Insured Mortgages prior to December 31, 1996, the end of the reinvestment period.

Liquidity and Capital Resources
- -------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first three months of 1996 to meet operating requirements.

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

     Net cash provided by operating activities decreased for the three months ended March 31, 1996 as compared to the corresponding period in 1995, primarily due to a reduction in net earnings, as discussed above. Also contributing to this decrease was an increase in receivable and other assets due to an increase in mortgage interest receivable on the mortgages for Waters Edge of New Jersey and St. Charles Place - Phase II. Additionally, there was a decrease in accounts payable due to a reduction in accrued general and administrative expenses.

     Net cash provided by investing activities decreased for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to a reduction in proceeds from mortgage dispositions from approximately $3.6 million for the three months ended March 31, 1995 to approximately $700,000 for the corresponding period in 1996. Partially offsetting this decrease was a reduction in the acquisition of mortgages during the first quarter of 1996 as compared to the corresponding period in 1995.

     Net cash used in financing activities decreased for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to a reduction in distributions paid to partners as a result of special distributions related to the receipt of net disposition proceeds and previously undistributed accrued interest received in connection with the disposition of the mortgages on Hazeltine Shores, Pinewood Park Apartments and Hamlet at Cobb's Landing during the fourth quarter of 1994, which was distributed during the first quarter of 1995.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FROM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1996.
     The exhibits filed as part of this report are listed below:

 Exhibit No.                                  Description
- -------------                           -----------------------

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

                              AMERICAN INSURED MORTGAGE
                                INVESTORS L.P. - SERIES 88
                                (Registrant)

                              By:CRIIMI, Inc.
                              General Partner


May 14, 1995                  /s/ Cynthia O. Azzara
- ------------------            ---------------------------------
Date                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer