Form 10-Q
period 1996-06-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 1996-08-12
CIK 811437

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended               June 30, 1996
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
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                       ----        ----
     As of August 8, 1996, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1996

                                                               Page
                                                               ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 (unaudited)
            and December 31, 1995 . . . . . . . . . . .         3

          Statements of Operations - for the three and
            six months ended June 30, 1996 and
            1995 (unaudited)  . . . . . . . . . . . . .         4

          Statement of Changes in Partners' Equity -
            for the six months ended June 30,
            1996 (unaudited)  . . . . . . . . . . . . .         5

          Statements of Cash Flows - for the six
            months ended June 30, 1996 and
            1995 (unaudited)  . . . . . . . . . . . . .         6

          Notes to Financial Statements (unaudited) . .         8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .        16

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        19

Signature . . . . . . . . . . . . . . . . . . . . . . .        20

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                    June 30,      December 31,
                                                      1996            1995
                                                 -------------    ------------
                                                  (Unaudited)
                                     ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Acquired insured mortgages                   $  65,151,046    $ 77,918,878
    Originated insured mortgages                    44,377,411      45,426,757
                                                 -------------    ------------
                                                   109,528,457     123,345,635
Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount and premium:
    Originated insured mortgages                    29,822,223      30,162,342
    Acquired insured mortgages                       1,145,850       1,161,339
                                                 -------------    ------------
                                                    30,968,073      31,323,681

Due from HUD                                         3,246,743         285,330

Cash and cash equivalents                           10,155,704       2,881,537

Investment in affiliate                              1,189,316       1,189,316

Notes receivable from affiliates and due
  from affiliates                                      869,353         797,687

Receivables and other assets                         2,322,469       2,103,710
                                                 -------------    ------------
         Total assets                            $ 158,280,115    $161,926,896
                                                 =============    ============

                         LIABILITIES AND PARTNERS' EQUITY

Distributions payable                            $   2,776,685    $  2,961,797

Accounts payable and accrued expenses                  200,802         159,092
                                                  ------------    ------------
         Total liabilities                           2,977,487       3,120,889
                                                  ------------    ------------
Commitments and contingencies

Partners' equity:
  Limited partners' equity                         158,722,902     159,332,082
  General partner's deficit                           (959,864)       (928,476)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                              (618,750)       (618,750)
  Unrealized losses on investment
    in FHA-Insured Certificates and GNMA
    Mortgage-Backed Securities                      (3,620,506)     (1,519,157)
  Unrealized gains on investment in FHA-
    Insured Certificates and GNMA
    Mortgage-Backed Securities                       1,778,846       2,540,308
                                                  ------------    ------------
         Total partners' equity                    155,302,628     158,806,007
                                                  ------------    ------------
         Total liabilities and
           partners' equity                       $158,280,115    $161,926,896
                                                  ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                     AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                  STATEMENTS OF OPERATIONS

                                         (Unaudited)

                                           For the three months ended       For the six months ended
                                                      June 30,                        June 30,
                                         ----------------------------     ----------------------------
                                             1996            1995             1996            1995
                                         ------------    ------------     ------------    ------------
Income:
  Mortgage investment income             $  3,110,939    $  3,263,858     $  6,215,426    $  6,329,161
  Interest and other income                    72,951         205,194          168,079         551,413
                                         ------------    ------------     ------------    ------------
                                            3,183,890       3,469,052        6,383,505       6,880,574
                                         ------------    ------------     ------------    ------------
Expenses:
  Asset management fee to
    related parties                           368,820         375,063          745,407         747,961
  General and administrative                  103,346          78,775          162,284         177,196
                                         ------------    ------------     ------------    ------------
                                              472,166         453,838          907,691         925,157
Earnings before gains (losses)           ------------    ------------     ------------    ------------
  on mortgage dispositions and
  mortgage modifications                    2,711,724       3,015,214        5,475,814       5,955,417

Net gains (losses) on mortgage
  dispositions and mortgage modifications    (378,528)      1,377,122         (377,900)      2,452,221
                                         ------------    ------------     ------------    ------------
      Net earnings                       $  2,333,196    $  4,392,336     $  5,097,914    $  8,407,638
                                         ============    ============     ============    ============

Net earnings allocated to:
  Limited partners - 95.1%               $  2,218,869    $  4,177,112     $  4,848,116    $  7,995,664
  General partner - 4.9%                      114,327         215,224          249,798         411,974
                                         ------------    ------------     ------------    ------------
                                         $  2,333,196    $  4,392,336     $  5,097,914    $  8,407,638
                                         ============    ============     ============    ============
Net earnings per Limited Partnership
  Unit                                   $       0.25    $       0.48     $       0.55    $       0.91
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                      AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                            STATEMENT OF CHANGES IN PARTNERS' EQUITY

                            For the six months ended June 30, 1996

                                            (Unaudited)



                                                                                 Unrealized         Unrealized
                                                                                  Gains on          Losses on
                                                                                 Investment         Investment
                                                                                in FHA-Insured     in FHA-Insured
                                                                  Repurchased   Certificates       Certificates
                                                                    Limited       and GNMA           and GNMA           Total
                                        General       Limited     Partnership  Mortgage-Backed    Mortgage-Backed     Partners'
                                        Partner       Partners       Units        Securities         Securities        Equity
                                     ------------  -------------  -----------  ---------------   ----------------  -------------
Balance, December 31, 1995           $   (928,476) $ 159,332,082  $  (618,750)   $   2,540,308     $   (1,519,157) $ 158,806,007

  Net earnings                            249,798      4,848,116           --               --                 --      5,097,914

  Distributions paid or accrued
    of $0.62 per Unit,
    including return of capital          (281,186)    (5,457,296)          --               --                 --     (5,738,482)

  Adjustment to net unrealized
    gains (losses) on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-Backed
    Securities                                 --             --           --         (761,462)        (2,101,349)    (2,862,811)
                                     ------------  -------------  -----------   --------------     --------------  -------------
Balance, June 30, 1996               $   (959,864) $ 158,722,902  $  (618,750)  $    1,778,846     $   (3,620,506) $ 155,302,628
                                     ============  =============  ===========   ==============     ==============  =============
Limited Partnership Units
  outstanding -  June 30,
  1996                                                 8,802,091
                                                   =============



                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                       STATEMENTS OF CASH FLOWS

                                              (Unaudited)

                                                                         For the six months
                                                                            ended June 30
                                                                        1996             1995
                                                                    ------------     ------------
Cash flows from operating activities:
  Net earnings                                                      $  5,097,914     $  8,407,638
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Net gain (loss) on mortgage dispositions                             377,900       (2,452,221)
    Payments made and treated as additions to
      Due from HUD                                                       (62,584)         (58,068)
    Changes in assets and liabilities:
      Increase in receivables and other assets                          (218,759)         (77,845)
      Increase (decrease) in accounts payable and accrued
        expenses                                                          41,710          (87,332)
      (Increase) decrease in notes receivable and due from
     affiliates                                                          (71,666)           9,005
                                                                    ------------     ------------
        Net cash provided by operating activities                      5,164,515        5,741,177
                                                                    ------------     ------------
Cash flows from investing activities:
  Proceeds from dispositions of insured mortgages                      8,571,748        9,316,015
  Investment in acquired insured mortgages                            (1,036,515)      (3,775,722)
  Receipt of principal from scheduled payments                           498,013          452,426
                                                                    ------------     ------------
        Net cash provided by investing activities                      8,033,246        5,992,719
                                                                    ------------     ------------
Cash flows from financing activities:
  Distributions paid to partners                                      (5,923,594)      (8,607,723)
                                                                    ------------     ------------
        Net cash used in financing activities                         (5,923,594)      (8,607,723)
                                                                    ------------     ------------
Net increase in cash and cash equivalents                              7,274,167        3,126,173

Cash and cash equivalents, beginning of period                         2,881,537        5,364,255
                                                                    ------------     ------------
Cash and cash equivalents, end of period                            $ 10,155,704     $  8,490,428
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

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE). From inception through June 30, 1995, CRIIMI MAE was managed by an adviser whose general partner is C.R.I., Inc. (CRI). However, effective June 30, 1995, CRIIMI MAE became a self-managed and self-administered real estate investment trust (REIT) and, as a result, the adviser no longer advises CRIIMI MAE.

     AIM Acquisition Partners L.P. (the Advisor) serves as the advisor of the Partnership. The general partner of the Advisor is AIM Acquisition Corporation and the limited partners include an affiliate of CRIIMI MAE (and through June 30, 1995, an affiliate of CRI). Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory agreement) existed whereby CRI/AIM Management, Inc. (the Sub-advisor), an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-managed and self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, managed the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 1996 and December 31, 1995 and the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995.

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

Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1995.

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES

     A.   Fully-insured mortgage investments
          ----------------------------------
          As of June 30, 1996 and December 31, 1995, the Partnership's investment in fully insured acquired insured mortgages, recorded at fair value, consisted of 20 and 19 GNMA Mortgage-Backed Securities, respectively, and five and seven FHA-Insured Certificates, respectively. As of June 30, 1996 and December 31, 1995, these mortgage investments had an aggregate amortized cost of $65,646,528 and $76,462,511, respectively, an aggregate face value of $65,797,897 and $76,636,450, respectively, and an aggregate fair value of $65,151,046 and $77,918,878, respectively.

          As of June 30, 1996 and December 31, 1995, the Partnership's investment in fully insured originated insured mortgages, recorded at fair value, consisted of one FHA-Insured Certificate with an amortized cost of $11,384,319 and $11,411,412, respectively, a face value of $11,019,797 and
     $11,043,976, respectively, and a fair value of $11,018,383 and $11,298,584, respectively.

          As of July 31, 1996, all fully insured acquired insured mortgages were current with respect to the payment of principal and interest.

          In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey.
     As of July 31, 1996, the Partnership had received approximately $7.6 million or 70% of the proceeds from the assignment. The General Partner expects to receive the remainder of the proceeds, approximately $3.1 million, during the fourth quarter of 1996. The Partnership intends to reinvest these net proceeds prior to December 31, 1996, the expiration of the Partnership's reinvestment period. In conjunction with the assignment of the mortgage, the Partnership recognized a loss of approximately $204,100 in the first quarter of 1996.

          During March 1996, a retained yield holder in the Harbor View Estates loan, exercised its right to purchase the participation certificate with respect to this insured mortgage after a Notice of Default was filed with HUD. In March 1996, the Partnership received approximately $709,000 in disposition proceeds, including approximately $17,400 of interest due to the Partnership from this prepayment. The net principal proceeds received were approximately $691,000, resulting in a gain of approximately $600 which is included on the statement of operations for the three months ended March 31, 1996. The net proceeds have been reinvested in fully insured mortgages. In April 1996, approximately $4,900 was remitted to the retained yield holder in the Harbor View Estates mortgage in connection with the final accounting of this disposition. This resulted in a net loss of approximately $4,000 which is included on the accompanying statement of operations for the three and six months ended June 30, 1996.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

          In June 1996, the Partnership entered into a modification agreement with the mortgagor of Turn at Gresham. This agreement effectively lowered the interest rate on the mortgage from 8.375% to 8% for a period until maturity. In addition, a seven year prepayment lockout was included in the modification, followed by a 3%, 2%, and 1% penalty in years eight, nine, and ten, respectively. The Partnership incurred a loss of approximately $169,600 in connection with this modification which represents the write off of unamortized costs.

          During the six months ended June 30, 1996, the Partnership acquired the following fully insured mortgages and committed to purchase the following fully insured mortgages:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

                                                      Purchase         Funding              Net
                                      Date of          Price/     Commitments as of       Interest
    Complex Name                    Acquisition       Advance        June 30, 1996          Rate
    ------------                    -----------     -----------   ------------------     ----------
Lorenzo Carolina Apartments           June 1996     $ 1,036,515          $        --         7.875%
Silver Lake Plaza Apartments          July 1996              --            5,340,869         7.700%
Woodcrest Townhomes                   July 1996              --            3,138,026         8.125%
                                                    -----------          -----------

     Total                                          $ 1,036,515          $ 8,478,895
                                                    ===========          ===========



     B.   Coinsured FHA-Insured Certificates
          ----------------------------------
          As discussed in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, under the HUD coinsurance program, both HUD and the coinsurance lender are responsible for paying a portion of the insurance benefits if a mortgagor defaults and the sale of the development collateralizing the mortgage produces insufficient net proceeds to repay the mortgage obligation. In such cases, the coinsurance lender will be liable to the Partnership for the first part of such loss in an amount up to 5% of the outstanding principal balance of the mortgage as of the date foreclosure proceedings are instituted or the deed is acquired in lieu of foreclosure. For any loss greater than 5% of the outstanding principal balance, the responsibility for paying the insurance benefits will be borne on a pro-rata basis, 85% by HUD and 15% by the coinsurance lender.

          As of June 30, 1996 and December 31, 1995, the Partnership held investments in three FHA-Insured Certificates secured by coinsured mortgages. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of June 30, 1996 and December 31, 1995, the remaining two coinsured FHA-Insured Certificates are coinsured by Integrated Funding, Inc. (IFI), an affiliate of the Partnership.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

     1.   Coinsured by third party
          ------------------------
          The Partnership's investment in the St. Charles Place - Phase II mortgage had an amortized cost equal to its face value of $3,740,695 and $3,749,991, as of June 30, 1996 and December 31, 1995,
          respectively, and a fair value of $3,530,459 and $3,583,856, as of June 30, 1996 and December 31, 1995, respectively. These amounts represent the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by American Insured Mortgage Investors L.P. - Series 86 (AIM 86), an affiliate of the Partnership. As of July 30, 1996, the mortgagor has made payments of principal and interest due on the mortgage through June 1995 to the Partnership. Patrician is litigating the case in bankruptcy court while negotiating a modification agreement with the borrower.

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

     2.   Coinsured by affiliate
          ----------------------
          As of July 31, 1996 and December 31, 1995, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is IFI. These investments were made on behalf of the Partnership by the former managing general partner. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss on these mortgage investments.

          As of July 31, 1996, both mortgages were current with respect to the payment of principal and interest.

          As of June 30, 1996 and December 31, 1995, these two mortgage investments had an aggregate fair value of $29,828,569 and $30,553,317, respectively, and amortized costs and face values as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

                          Amortized        Face           Amortized        Face
                            Cost           Value            Cost           Value         Cumulative
                           June 30,       June 30,       December 31,   December 31,     Loan Losses
                            1996            1996             1995           1995        Recognized(1)
                        -------------   -------------    ------------   ------------    ------------
The Breakers at
  Golf Mill             $  22,578,863   $  22,578,864    $ 22,662,648   $ 22,662,648     $   980,000
Summerwind Apts.-
  Phase II                  8,019,712       9,472,840       8,037,922      9,501,784       1,511,743
                         ------------    ------------    ------------   ------------     -----------
                         $ 30,598,575    $ 32,051,704    $ 30,700,570   $ 32,164,432     $ 2,491,743
                         ============    ============    ============   ============     ===========

     (1)  No loan losses were recognized on these coinsured mortgages during the six months ended June 30, 1996 and 1995.


4.   INVESTMENT IN FHA-INSURED LOANS

     As of June 30, 1996 and December 31, 1995, the Partnership's investment in fully insured FHA-Insured Loans, consisted of four originated insured mortgages and two acquired insured mortgages. The four originated insured mortgages had an aggregate amortized cost of $29,822,223 and $30,162,342, an aggregate face value of $29,234,852 and $29,299,733, and an aggregate fair value of $29,674,588 and $30,199,166, as of June 30, 1996 and December 31, 1995, respectively. The two acquired insured mortgages had an aggregate amortized cost of $1,145,850 and $1,161,339, an aggregate face value of $1,142,923 and $1,158,329, and an aggregate fair value of $1,205,685 and $1,219,590, as of June 30, 1996 and December 31, 1995, respectively.

     As of July 31, 1996, all of the Partnership's FHA Insured Loans, were current with respect to the payment of principal and interest.

     All of the FHA-Insured Loans contain Participations. During the three and six months ended June 30, 1996, the Partnership received additional interest of $70,562 and $84,947, respectively, from these Participations. During the three and six months ended June 30, 1995, the Partnership received interest of $43,342 and $46,853, respectively, from these Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

5.   DUE FROM HUD

     As of June 30, 1996 and December 31, 1995, Due from HUD includes approximately $84,000 and $285,000, respectively, related to the 1994 disposition of Hazeltine Shores, which will be included in a supplemental claim expected to be filed with HUD during 1996. In addition, as of June 30, 1996, Due from HUD includes approximately $3.1 million related to the final assignment proceeds of Waters Edge, New Jersey, as discussed in Note 3.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three and six months ended June 30, 1996 and 1995 are as follows:

                                         1996           1995
                                        -----          -----
     Quarter ended March 31,            $0.32(1)       $0.49(2)
     Quarter ended June 30,              0.30           0.53(3)
                                        -----          -----
                                        $0.62          $1.02
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

(3) This amount includes approximately $0.22 per Unit of accrued, but previously undistributed, interest and capital gain related to the receipt of claim proceeds from the mortgage on Hamlet at Cobb's Landing.

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

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and six months ended June 30, 1996 and 1995, have earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           -----------------------------------------------

                                                                       For the                         For the
                                                                   three months ended             six months ended
                                   Capacity in Which                    June 30,                        June 30,
Name of Recipient                     Served/Item                  1996          1995             1996         1995
- -----------------            ----------------------------       ----------    ----------       ----------    ----------
CRIIMI, Inc.(1)              General Partner/Distribution          136,058    $  240,369          281,186    $  462,596

AIM Acquisition              Advisor/Asset Management Fee          368,820       375,063          745,407       747,961
  Partners, L.P.(2)

CRI(3)                       Affiliate of General Partner/              --        29,536               --        53,135
                               Expense Reimbursement

CRIIMI MAE                   Affiliate of General Partner/          36,713            --           55,587            --
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

     (2)  The Advisor, pursuant to the Partnership Agreement is entitled to an Asset Management Fee equal to 0.95% of Total Invested
Assets (as defined in the Partnership Agreement).  The Sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of
0.28% of Total Invested Assets.  CRI/AIM Management, Inc., which through June 30, 1995 acted as the Sub-advisor, earned a fee equal to $110,545 and $220,449 for the three and six months ended June 30, 1995, respectively.  Effective June 30, 1995, CRIIMI MAE
Services Limited Partnership serves as the Sub-Advisor.  Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership earned a fee equal to $108,701 and $219,692, for the three and six months ended June 30, 1996, respectively.

     (3)  Prior to June 30, 1995, these amounts were paid to CRI as reimbursement for expenses incurred prior to June 30, 1995 on behalf of the General Partner and the Partnership.  As discussed in Note 1, the transaction in which CRIIMI MAE became a self-
administered REIT has no impact on the payments required to be made by the Partnership, other than that the expense reimbursement previously paid by the Partnership to CRI in connection with the provision of services by the Sub-advisor are, effective June 30,
1995, paid to a wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc.


PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
- ------------
     The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the Partnership's reports filed with the Securities and Exchange Commission that could cause actual results to differ materially.

General
- -------
     As of June 30, 1996, the Partnership had invested in 35 insured mortgages with an aggregate amortized cost of approximately $142 million, an aggregate face value of approximately $143 million and an aggregate fair value of approximately $140 million.

     As of July 31, 1996, all of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans were current with respect to the payment of principal and interest except for the coinsured mortgage on St. Charles Place
- - Phase II, for which the mortgagor had made payments through June 1995.

Results of Operations
- ---------------------
     Net earnings decreased for the three and six months ended June 30, 1996 as compared to the corresponding periods in 1995 primarily as a result of a reduction in gains, as well as losses on mortgage dispositions and modifications and interest and other income, as discussed below.

     Mortgage investment income decreased for the three and six months ended June 30, 1996, as compared to the corresponding periods in 1995. This decrease was primarily due to the reduction in the asset base due to 1995 and 1996 mortgage dispositions. The net proceeds from these dispositions have been reinvested in fully insured mortgages.

     Interest and other income decreased for the three and six months ended June 30, 1996 as compared to the corresponding period in 1995 primarily due to the timing of the reinvestment of proceeds from mortgage dispositions.

     General and administrative expenses increased for the three months ended June 30, 1996 as compared to the corresponding period in 1995. This increase is primarily due to an under accrual of expenses. General and administrative expenses decreased for the six months ended June 30, 1996 as compared to the corresponding period in 1995. This decrease was primarily the result of a reduction in annual report costs. Additionally, there was a reduction in legal fees due primarily to the decrease in legal issues relating to certain mortgage dispositions.

     For the three and six months ended June 30, 1996, the Partnership incurred net losses on mortgage dispositions of approximately $378,000.

     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of July 31, 1996, the Partnership had received approximately $7.6 million or 70% of the proceeds from the assignment. The General Partner expects to receive the remainder of the proceeds, approximately $3.1 million, during the fourth quarter of 1996. The Partnership intends to reinvest these net proceeds prior to December 31, 1996, the expiration of the Partnership's reinvestment period. In

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

conjunction with the assignment of the mortgage, the Partnership recognized a loss of approximately $204,100 in the first quarter of 1996.

     During March 1996, a retained yield holder in the Harbor View Estates loan, exercised its right to purchase the participation certificate with respect to this insured mortgage after a Notice of Default was filed with HUD. The Partnership received net proceeds of approximately $691,000 resulting in a loss of approximately $4,000.

     In June 1996, the Partnership entered into a modification agreement with the mortgagor of Turn at Gresham. This agreement effectively lowered the interest rate on the mortgage from 8.375% to 8% for a period until maturity. In addition, a seven year prepayment lockout was included in the modification, followed by a 3%, 2%, and 1% penalty in years eight, nine, and ten, respectively. The Partnership incurred a loss of approximately $169,600 in connection with this modification which represents the write off of unamortized costs.

     These 1996 dispositions and modifications compare to net gains of approximately $1.4 million and $2.5 million for the three and six months ended June 30, 1995. These gains are primarily the result of the settlement of the coinsurance claims on Pinewood Park Apartments for approximately $1.1 million and Hamlet at Cobb's Landing for approximately $1.2 million.

Liquidity and Capital Resources
- -------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first six months of 1996 and 1995 to meet operating, investing, and financing cash requirements.

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

     Net cash provided by operating activities decreased for the six months ended June 30, 1996 as compared to the corresponding period in 1995, primarily due to a reduction in net earnings, as previously discussed above. Also contributing to this decrease in cash provided by operating activities was an increase in receivables due to the disposition of the mortgage on Water's Edge of New Jersey.

     Net cash provided by investing activities increased for the six months ended June 30, 1996 as compared to the corresponding period in 1995 primarily due to a reduction in investment in acquired mortgages from $3.8 million to $1.0 million.

     Net cash used in financing activities decreased for the six months ended June 30, 1996 as compared to the corresponding period in 1995 primarily due to a reduction in distributions paid to partners as a result of special distributions

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

during 1995 related to the previously undistributed accrued interest received in connection with the disposition of certain coinsured mortgages.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FROM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1996.

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


August 12, 1996               /s/ Cynthia O. Azzara
- ------------------            ---------------------------------
Date                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer