Form 10-Q
period 1996-09-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 1996-11-14
CIK 811437

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            September 30, 1996
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
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----      ----
     As of September 30, 1996, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                                               Page
                                                               ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 (unaudited)
            and December 31, 1995 . . . . . . . . . . .         3

          Statements of Operations - for the three and
            nine months ended September 30, 1996 and
            1995 (unaudited)  . . . . . . . . . . . . .         4

          Statement of Changes in Partners' Equity -
            for the nine months ended September 30,
            1996 (unaudited)  . . . . . . . . . . . . .         5

          Statements of Cash Flows - for the nine
            months ended September 30, 1996 and
            1995 (unaudited)  . . . . . . . . . . . . .         6

          Notes to Financial Statements (unaudited) . .         7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .        15

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        18

Signature . . . . . . . . . . . . . . . . . . . . . . .        19

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                 September 30,   December 31,
                                                      1996           1995
                                                 -------------   ------------
                                                  (Unaudited)
                                     ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Acquired insured mortgages                   $  73,626,070   $ 77,918,878
    Originated insured mortgages                    44,365,287     45,426,757
                                                 -------------   ------------
                                                   117,991,357    123,345,635
Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount and premium:
    Originated insured mortgages                    29,784,532     30,162,342
    Acquired insured mortgages                       1,137,813      1,161,339
                                                 -------------   ------------
                                                    30,922,345     31,323,681

Due from HUD                                         3,221,611        285,330

Cash and cash equivalents                            1,772,450      2,881,537

Investment in affiliate                              1,177,774      1,189,316

Notes receivable from affiliates and due
  from affiliates                                      833,595        797,687

Receivables and other assets                         2,398,325      2,103,710
                                                 -------------   ------------
         Total assets                            $ 158,317,457   $161,926,896
                                                 =============   ============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                            $   2,776,685   $  2,961,797

Accounts payable and accrued expenses                  121,337        159,092
                                                  ------------   ------------
         Total liabilities                           2,898,022      3,120,889
                                                  ------------   ------------
Commitments and contingencies

Partners' equity:
  Limited partners' equity                         158,544,865    159,332,082
  General partner's deficit                           (969,037)      (928,476)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                              (618,750)      (618,750)
  Unrealized losses on investment
    in FHA-Insured Certificates and GNMA
    Mortgage-Backed Securities                      (3,388,856)    (1,519,157)
  Unrealized gains on investment in FHA-
    Insured Certificates and GNMA
    Mortgage-Backed Securities                       1,851,213      2,540,308
                                                  ------------   ------------
         Total partners' equity                    155,419,435    158,806,007
                                                  ------------   ------------
         Total liabilities and
           partners' equity                       $158,317,457   $161,926,896
                                                  ============   ============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                        STATEMENTS OF OPERATIONS

                                              (Unaudited)

                                                For the three months ended       For the nine months ended
                                                       September 30,                    September 30,
                                              ----------------------------     ----------------------------
                                                  1996            1995             1996            1995
                                              ------------    ------------     ------------    ------------
Income:
  Mortgage investment income                  $  2,999,765    $  3,073,789     $  9,215,191    $  9,402,950
  Interest and other income                         33,748         101,690          201,827         653,103
                                              ------------    ------------     ------------    ------------
                                                 3,033,513       3,175,479        9,417,018      10,056,053
                                              ------------    ------------     ------------    ------------
Expenses:
  Asset management fee to
    related parties                                378,945         369,564        1,124,352       1,117,525
  General and administrative                        65,093         120,054          227,377         297,250
                                              ------------    ------------     ------------    ------------
                                                   444,038         489,618        1,351,729       1,414,775
Earnings before gains (losses)                ------------    ------------     ------------    ------------
  on mortgage dispositions and
  mortgage modifications                         2,589,475       2,685,861        8,065,289       8,641,278

Net gains (losses) on mortgage
  dispositions and mortgage modifications               --              --         (377,900)      2,452,221
                                              ------------    ------------      -----------    ------------
      Net earnings                            $  2,589,475    $  2,685,861      $ 7,687,389    $ 11,093,499
                                              ============    ============      ===========    ============

Net earnings allocated to:
  Limited partners - 95.1%                    $  2,462,591    $  2,554,254      $ 7,310,707    $ 10,549,918
  General partner - 4.9%                           126,884         131,607          376,682         543,581
                                              ------------    ------------      -----------    ------------
                                              $  2,589,475    $  2,685,861      $ 7,687,389    $ 11,093,499
                                              ============    ============      ===========    ============
Net earnings per Limited Partnership
  Unit                                        $       0.28    $       0.29      $      0.83    $       1.20
                                              ============    ============      ===========    ============




                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 STATEMENT OF CHANGES IN PARTNERS' EQUITY

                               For the nine months ended September 30, 1996

                                                 (Unaudited)



                                                                               Unrealized          Unrealized
                                                                                Gains on           Losses on
                                                                               Investment          Investment
                                                                              in FHA-Insured      in FHA-Insured
                                                                Repurchased   Certificates        Certificates
                                                                  Limited       and GNMA            and GNMA           Total
                                      General       Limited     Partnership  Mortgage-Backed     Mortgage-Backed     Partners'
                                      Partner       Partners       Units        Securities          Securities        Equity
                                   ------------  -------------  -----------  ---------------    ----------------  -------------
Balance, December 31, 1995         $   (928,476) $ 159,332,082  $  (618,750) $     2,540,308    $     (1,519,157) $ 158,806,007

  Net earnings                          376,682      7,310,707           --               --                  --      7,687,389

  Distributions paid or accrued
    of $0.92 per Unit,
    including return of capital        (417,243)    (8,097,924)          --               --                  --     (8,515,167)

  Adjustment to net unrealized
    gains (losses) on investment
    in FHA-Insured Certificates
    and GNMA Mortgage-Backed
    Securities                               --             --           --         (689,095)         (1,869,699)    (2,558,794)
                                   ------------  -------------  -----------   --------------      --------------  -------------
Balance, September 30, 1996        $   (969,037) $ 158,544,865  $  (618,750)  $    1,851,213      $   (3,388,856) $ 155,419,435
                                   ============  =============  ===========   ==============      ==============  =============
Limited Partnership Units
  outstanding -  September 30,
  1996                                               8,802,091
                                                 =============



                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                       STATEMENTS OF CASH FLOWS

                                             (Unaudited)

                                                                           For the nine months
                                                                           ended September 30,
                                                                         1996              1995
                                                                     ------------      ------------
Cash flows from operating activities:
  Net earnings                                                       $  7,687,389      $ 11,093,499
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Net loss (gain) on mortgage dispositions                              377,900        (2,452,221)
    Payments made and treated as additions to
      Due from HUD                                                        (37,452)          (67,180)
    Changes in assets and liabilities:
      Increase in receivables and other assets                           (294,615)          (58,294)
      Decrease in accounts payable and accrued
        expenses                                                          (37,755)           (7,550)
      Increase in notes receivable from affiliates and
        due from affiliates                                               (35,908)          (26,903)
      Decrease in investment in affiliate                                  11,542                --
                                                                     ------------      ------------
        Net cash provided by operating activities                       7,671,101         8,481,351
                                                                     ------------      ------------

Cash flows from investing activities:
  Proceeds from dispositions of insured mortgages                       8,571,748         9,316,015
  Investment in acquired insured mortgages                             (9,416,014)       (6,640,122)
  Receipt of principal from scheduled payments                            764,357           685,534
                                                                     ------------      ------------
        Net cash (used in) provided by investing activities               (79,909)        3,361,427
                                                                     ------------      ------------
Cash flows from financing activities:
  Distributions paid to partners                                       (8,700,279)      (13,513,200)
                                                                     ------------      ------------
        Net cash used in financing activities                          (8,700,279)      (13,513,200)
                                                                     ------------      ------------
Net decrease in cash and cash equivalents                              (1,109,087)       (1,670,422)

Cash and cash equivalents, beginning of period                          2,881,537         5,364,255
                                                                     ------------      ------------
Cash and cash equivalents, end of period                             $  1,772,450      $  3,693,833
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

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE). From inception through June 30, 1995, CRIIMI MAE was managed by an advisor whose general partner is C.R.I., Inc. (CRI). However, effective June 30, 1995, CRIIMI MAE became a self-managed and self-administered real estate investment trust (REIT) and, as a result, the advisor no longer advises CRIIMI MAE.

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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1996 and December 31, 1995 and the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995.

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

Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1995.


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES

     A.   Fully-insured mortgage investments
          ----------------------------------
          As of September 30, 1996 and December 31, 1995, the Partnership's investment in fully insured acquired insured mortgages, recorded at fair value, consisted of five and seven FHA-Insured Certificates, respectively, and 22 and 19 GNMA Mortgage-Backed Securities, respectively. As of September 30, 1996 and December 31, 1995, these mortgage investments had an aggregate amortized cost of $73,876,605 and $76,462,511, respectively, an aggregate face value of $74,125,661 and $76,636,450, respectively, and an aggregate fair value of $73,626,070 and $77,918,878, respectively.

          As of September 30, 1996 and December 31, 1995, the Partnership's investment in fully insured originated insured mortgages, recorded at fair value, consisted of one FHA-Insured Certificate with an amortized cost of $11,370,372 and $11,411,412, respectively, a face value of $11,007,336 and
     $11,043,976, respectively, and a fair value of $11,022,530 and $11,289,584, respectively.

          As of October 31, 1996, all fully insured mortgages were current with respect to the payment of principal and interest.

          In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of October 31, 1996, the Partnership had received approximately $7.6 million or 70% of the proceeds from the assignment. The remainder of the proceeds, approximately $3.1 million, is included in Due from HUD. In conjunction with the assignment of the mortgage, the Partnership recognized a loss of approximately $204,000 in the second quarter of 1996.

          During March 1996, a retained yield holder in the Harbor View Estates loan, exercised its right to purchase the participation certificate with respect to this insured mortgage after a Notice of Default was filed with HUD. In March 1996, the Partnership received approximately $709,100 in disposition proceeds, including approximately $17,400 of interest due to the Partnership from this prepayment. The net principal proceeds were approximately $691,000, resulting in a gain of approximately $600. The net proceeds have been reinvested in fully insured mortgages. In April 1996, approximately $4,900 was remitted to the retained yield holder in the Harbor View Estates mortgage in connection with the final accounting of this disposition. This resulted in a net loss of approximately $4,000 which is included on the accompanying statement of operations for the nine months ended September 30, 1996.

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

          During the nine months ended September 30, 1996, the Partnership acquired the following fully insured mortgages:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

                                                                      Net
                                  Date of         Purchase          Interest
         Complex Name           Acquisition        Price              Rate
         ------------           -----------     -----------        ----------
Lorenzo Carolina Apartments       June 1996     $ 1,036,515            7.875%
Silver Lake Plaza Apartments      July 1996       5,241,474            7.700%
Woodcrest Townhomes               July 1996       3,138,025            8.125%
                                                -----------

     Total                                      $ 9,416,014
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

          As of September 30, 1996 and December 31, 1995, the Partnership held investments in three FHA-Insured Certificates secured by coinsured mortgages. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of September 30, 1996 and December 31, 1995, the remaining two coinsured FHA-Insured Certificates are coinsured by Integrated Funding, Inc. (IFI), an affiliate of the Partnership.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

     1.   Coinsured by third party
          ------------------------
          The Partnership's investment in the St. Charles Place - Phase II mortgage had an amortized cost equal to its face value of $3,735,895 and $3,749,991, as of September 30, 1996 and December 31, 1995, respectively, and a fair value of $3,528,207 and $3,583,856, as of September 30, 1996 and December 31, 1995, respectively. These amounts represent the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by American Insured Mortgage Investors L.P. - Series 86 (AIM 86), an affiliate of the Partnership. As of October 31, 1996, the mortgagor has made payments of principal and interest due on the mortgage through August 1995 to the Partnership. Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.

          The General Partner intends to continue to oversee the Partnership's interest in this mortgage investment in an effort to ensure that Patrician meets its coinsurance obligations. The General Partner's assessment of the realizability of the carrying value of the St. Charles Place-Phase II mortgage is based on the most recent information available and to the extent these conditions change or additional information becomes available, the General Partner's assessment may change. However, the General Partner does not believe that there would be a material adverse impact on the Partnership's financial condition or its results of operations should Patrician be unable to comply with its full coinsurance obligation.

     2.   Coinsured by affiliate
          ----------------------
          As of September 30, 1996 and December 31, 1995, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is IFI. These investments were made on behalf of the Partnership by the former managing general partner. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss on these mortgage investments.

          As of October 31, 1996, both of these mortgages were current with respect to the payment of principal and interest.

          As of September 30, 1996 and December 31, 1995, these two mortgage investments had an aggregate fair value of $29,814,550 and $30,553,317, respectively, and amortized costs and face values as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

                              Amortized       Face           Amortized        Face
                                Cost          Value            Cost           Value        Cumulative
                            September 30,  September 30,    December 31,   December 31,    Loan Losses
                                1996           1996             1995           1995       Recognized(1)
                            -------------  -------------    ------------   ------------   ------------
The Breakers at
  Golf Mill                  $ 22,535,864  $  22,535,864    $ 22,662,648   $ 22,662,648    $   980,000
Summerwind Apts.-
  Phase II                      8,010,265      9,457,896       8,037,922      9,501,784      1,511,743
                             ------------   ------------     -----------   ------------    -----------
                             $ 30,546,129   $ 31,993,760     $30,700,570   $ 32,164,432    $ 2,491,743
                             ============   ============     ===========   ============    ===========

     (1)  No loan losses were recognized on these coinsured mortgages during the nine months ended September 30, 1996 and 1995.


4.   INVESTMENT IN FHA-INSURED LOANS

     As of September 30, 1996 and December 31, 1995, the Partnership's investment in fully insured FHA-Insured Loans, consisted of four originated insured mortgages and two acquired insured mortgages. The four originated insured mortgages had an aggregate amortized cost of $29,784,532 and $30,162,342, an aggregate face value of $29,199,371 and $29,299,733, and an aggregate fair value of $29,661,631 and $30,199,166, as of September 30, 1996 and December 31, 1995, respectively. The two acquired insured mortgages had an aggregate amortized cost of $1,137,813 and $1,161,339, an aggregate face value of $1,134,927 and $1,158,329, and an aggregate fair value of $1,194,496 and $1,219,590, as of September 30, 1996 and December 31, 1995, respectively.

     As of October 31, 1996, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

     In addition to base interest payments under originated insured mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development (referred to as Participations). All of the FHA-Insured Loans contain Participations. During the nine months ended September 30, 1996, and September 30, 1995, the Partnership received additional interest of $84,947 and $46,581, respectively, from these Participations. No interest from Participations was received during the three months ended September 30, 1996, or September 30, 1995, respectively. These amounts, if any, are included in mortgage investment income on the accompanying statements of operations.

5.   DUE FROM HUD

     As of September 30, 1996 and December 31, 1995, Due from HUD includes approximately $59,000 and $285,000, respectively, related to the 1994 disposition of Hazeltine Shores. In addition, as of September 30, 1996, Due from HUD includes approximately $3.1 million related to the final assignment proceeds of Water's Edge of New Jersey, as discussed in Note 3.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three and nine months ended September 30, 1996 and 1995 are as follows:

                                         1996           1995
                                        -----          -----
     Quarter ended March 31,            $0.32(1)       $0.49(2)
     Quarter ended June 30,              0.30           0.53(3)
     Quarter ended September 30,         0.30           0.32(4)
                                        -----          -----
                                        $0.92          $1.34
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

(4) This amount includes approximately $0.02 per Unit representing capital gain from the disposition of the mortgage on Gilbert Greens Apartments.

     The basis for paying distributions to Unitholders is cash flow from operations, which includes regular interest income and principal from insured mortgages and gains, if any, from mortgage dispositions. Although the insured mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of insured mortgages and professional fees and foreclosure and acquisition costs incurred in connection with those insured mortgages and (4) variations in the Partnership's operating expenses.

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and nine months ended September 30, 1996 and 1995, have earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           -----------------------------------------------

                                                               For the                  For the
                                                         three months ended       nine months ended
                               Capacity in Which             September 30,             September 30,
Name of Recipient                 Served/Item               1996        1995         1996         1995
-----------------        ----------------------------    ----------  ----------   ----------   ----------
CRIIMI, Inc.(1)          General Partner/Distribution    $  136,057  $  145,128   $  417,243   $  607,724

AIM Acquisition          Advisor/Asset Management Fee       378,945     369,564    1,124,352    1,117,525
  Partners, L.P.(2)

CRI(3)                   Affiliate of General Partner/           --       9,212           --       62,347
                           Expense Reimbursement

CRIIMI MAE               Affiliate of General Partner/       25,515       8,595       60,178        8,595
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

     (2)  The Advisor, pursuant to the Partnership Agreement is entitled to an Asset Management Fee equal to 0.95% of Total Invested
Assets (as defined in the Partnership Agreement).  The Sub-advisor to the Partnership is entitled to a fee of 0.28% of Total
Invested Assets.  Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership, the Sub-advisor, earned a fee equal to $111,684 and $331,376, for the three and nine months ended September 30, 1996, respectively, and $108,923 for the three and nine months ended September 30, 1995.  CRI/AIM Management, Inc., which acted as the Sub-advisor through June 30, 1995, earned a fee equal to $220,449.

     (3)  Prior to June 30, 1995, these amounts were paid to CRI as reimbursement for expenses incurred prior to June 30, 1995 on behalf of the General Partner and the Partnership.  The transaction in which CRIIMI MAE became a self-administered REIT has no impact on the payments required to be made by the Partnership, other than that the expense reimbursement previously paid by the
Partnership to CRI in connection with the provision of services by the Sub-advisor are, effective June 30, 1995, paid to a wholly-
owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc.


PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------
     The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the Partnership's reports filed with the Securities and Exchange Commission that could cause actual results to differ materially.

General
-------
     As of September 30, 1996, the Partnership had invested in 37 insured mortgages with an aggregate amortized cost of approximately $150 million, an aggregate face value of approximately $151 million and an aggregate fair value of approximately $149 million.

     As of October 31, 1996, all of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans were current with respect to the payment of principal and interest except for the coinsured mortgage on St. Charles Place
- Phase II, for which the mortgagor had made payments through August 1995.

Results of Operations
---------------------
     Net earnings decreased for the nine months ended September 30, 1996 as compared to the corresponding period in 1995 primarily as a result of a reduction in net gains and interest and other income, as discussed below. Net earnings decreased for the three months ended September 30, 1996 as compared to the corresponding period in 1995 primarily due to a reduction in mortgage interest income and other interest income.

     Mortgage investment income decreased for the three and nine months ended September 30, 1996, as compared to the corresponding periods in 1995, primarily due to the reduction in the asset base due to 1995 and 1996 mortgage dispositions. The net proceeds from these dispositions have been reinvested in fully insured mortgages.

     Interest and other income decreased for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995 primarily due to the timing of the reinvestment of proceeds from mortgage dispositions.

     General and administrative expenses decreased for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. This decrease was primarily the result of an overaccrual of expenses in 1995. Additionally, service fee expense decreased primarily as a result of the reduction in the mortgage base.

     For the nine months ended September 30, 1996, the Partnership incurred net losses on mortgage dispositions of approximately $378,000. There were no dispositions or modifications for the three months ended September 30, 1996.

     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of October 31, 1996, the Partnership had received approximately $7.6 million or 70% of the proceeds from the assignment. The remainder of the proceeds, approximately $3.1 million, is included in Due from HUD. In conjunction with the assignment of the mortgage, the Partnership recognized a loss of approximately $204,000 in the second quarter of 1996.

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

     These 1996 dispositions and modifications compare to net gains of approximately $2.5 million for the nine months ended September 30, 1995, which resulted from two dispositions and one modification. There were no dispositions or modifications for the three months ended September 30, 1995. These gains are primarily the result of the settlement of the coinsurance claims on Pinewood Park Apartments for approximately $1.1 million and Hamlet at Cobb's Landing for approximately $1.2 million.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first nine months of 1996 and 1995 to meet operating, investing, and financing cash requirements.

     The basis for paying distributions to Unitholders is cash flow from operations, which includes regular interest income and principal from insured mortgages and gains, if any, from mortgage dispositions. Although the insured mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of insured mortgages and professional fees and foreclosure and acquisition costs incurred in connection with those insured mortgages and (4) variations in the Partnership's operating expenses.

     Net cash provided by operating activities decreased for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, primarily due to a reduction in net earnings, as discussed above. Also contributing to this decrease in cash provided by operating activities was an increase in receivables due to the disposition of the mortgage on Water's Edge of New Jersey.

     Net cash used in investing activities increased for the nine months ended September 30, 1996 as compared to the corresponding period in 1995 primarily due to an increase in investment in acquired mortgages from $6.6 million to $9.4 million.

     Net cash used in financing activities decreased for the nine months ended September 30, 1996 as compared to the corresponding period in 1995 primarily due to a reduction in distributions paid to partners as a result of special distributions during 1995 related to the previously undistributed accrued

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

interest received in connection with the disposition of certain coinsured mortgages.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FROM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1996.

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