Form 10-K
period 1996-12-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 1997-03-31
CIK 811437

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1996
                              ------------------

Commission file number             1-12724
                              -----------------

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
-----------------------------------------------------------------
               (Exact name of registrant as specified in charter)

             Delaware                           13-3398206
-------------------------------------      ----------------------
  (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)            Identification No.)

11200 Rockville Pike, Rockville, Maryland           20852
-----------------------------------------  ----------------------
(Address of principal executive offices)          (Zip Code)

                                 (301) 816-2300
-----------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
    Title of each class                      which registered
--------------------------------      ---------------------------
 Depositary Units of Limited            American Stock Exchange
   Partnership Interest

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
-----------------------------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 27, 1997, 8,802,091 Depositary Units of Limited Partnership Interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $130,920,037.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                         1996 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                         Page
                                                         ----
Item 1.   Business  . . . . . . . . . . . . . . . . . .    4
Item 2.   Properties  . . . . . . . . . . . . . . . . .    5
Item 3.   Legal Proceedings . . . . . . . . . . . . . .    5
Item 4.   Submission of Matters to a Vote of
            Security Holders  . . . . . . . . . . . . .    5

                                     PART II
                                     -------
Item 5.   Market for Registrant's Securities and
            Related Security Holder Matters . . . . . .    6
Item 6.   Selected Financial Data . . . . . . . . . . .    7
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .    8
Item 8.   Financial Statements and Supplementary Data .   18
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . .   19

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the
            Registrant  . . . . . . . . . . . . . . . .   20
Item 11.  Executive Compensation  . . . . . . . . . . .   20
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . .   20
Item 13.  Certain Relationships and Related Transactions. 20

                                     PART IV
                                     -------
Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . .   21
Signatures  . . . . . . . . . . . . . . . . . . . . . .   24

                                     PART I

ITEM 1.   BUSINESS

Development and Description of Business
---------------------------------------
     Information concerning the business of American Insured Mortgage Investors L.P.-Series 88 (the Partnership) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 4, 5 and 7 of the notes to the financial statements of the Partnership. Also see Schedule IV-Mortgage Loans on Real Estate for a summary of mortgage investments held by the Partnership as of December 31, 1996.

Employees
---------
     The Partnership has no employees. The business of the Partnership is managed by CRIIMI, Inc. (the General Partner), while its portfolio of mortgages is managed by AIM Acquisition Partners, L.P. (the Advisor) pursuant to an advisory agreement (the Advisory Agreement). CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE).

     Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to obtain the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

     Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI (CRI, Inc.), managed the Partnership's portfolio. On June 30, 1995, in connection with a merger transaction approved by CRIIMI MAE's shareholders, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement and as a result, CRIIMI MAE Services Limited Partnership acts as the sub-advisor to the Partnership effective June 30, 1995.

Competition
-----------
     In acquiring and disposing of mortgage investments, the Partnership competes with private investors, mortgage banking companies, mortgage brokers, state and local government agencies, lending institutions, trust funds, pension funds, and other entities, some with similar objectives to those of the Partnership and some of which are or may be affiliates of the Partnership, its General Partner, the Advisor and their respective affiliates. Some of these entities may have substantially greater capital resources and experience than the Partnership in acquiring mortgage investments which are fully insured or guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association (GNMA), the Federal Housing Administration (FHA) or the Federal Home Loan Mortgage Corporation.

     CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, REITS or other entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that one or more of the other AIM Partnerships and/or other entities sponsored or managed by CRIIMI MAE, are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CRIIMI MAE Services Limited Partnership and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CRIIMI MAE Services Limited Partnership and CRIIMI, Inc., however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.

                                     PART I

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1996.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY  HOLDER
          MATTERS

Principal Market and Market Price for Units
-------------------------------------------
     The General Partner listed the Partnership's Units for trading on the American Stock Exchange (AMEX) on January 18, 1994, in order to provide investment liquidity as contemplated in the Partnership's original prospectus. The Units are traded under the symbol "AIK."

     The high and low bid prices for the Units as reported on AMEX for each quarterly period in 1996 and 1995 were as follows:

                                                1996
                                                ----
     Quarter Ended                      High            Low
     -------------                     -------        -------

March 31, 1996                         $14 1/8        $12 3/4
June 30, 1996                           13 5/8         12 5/8
September 30, 1996                      13 3/8         12 3/4
December 31, 1996                       13 7/8         13 1/8

                                     PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  SECURITIES  AND RELATED  SECURITY    HOLDER
          MATTERS - Continued

                                                 1995
                                                 ----

     Quarter Ended                      High            Low
     -------------                     -------        -------
March 31, 1995                         $12 3/8        $11 3/8
June 30, 1995                           13 5/8         11 7/8
September 30, 1995                      13 1/4         12 7/8
December 31, 1995                       13 1/2         12 3/4


     Prior to listing of the Partnership's Units for trading on the AMEX, the Units were only tradable through the informal market called the "secondary market."

Distribution Information
------------------------
     Distributions per Unit, payable out of the cash flow of the Partnership, during 1996 and 1995 were as follows:


          Distributions for the     Amount of Distribution
              Quarter Ended                Per Unit
          ---------------------     ----------------------
          March 31, 1996                  $    0.32 (1)
          June 30, 1996                        0.30
          September 30, 1996                   0.30
          December 31, 1996                    0.30
                                          ---------
                                          $    1.22
                                          =========

          March 31, 1995                  $    0.49 (2)
          June 30, 1995                        0.53 (3)
          September 30, 1995                   0.32 (4)
          December 31, 1995                    0.32 (1)
                                          ---------
                                          $    1.66
                                          =========

(1) This amount includes approximately $0.02 per Unit representing previously undistributed accrued interest received from Water's Edge of New Jersey.
(2) This amount includes approximately $0.15 per Unit representing accrued, but previously undistributed, interest related to the receipt of claim proceeds from the mortgage on Pinewood Park Apartments and approximately $0.01 per Unit representing previously undistributed accrued interest received from Water's Edge of New Jersey.
(3) This amount includes approximately $0.22 per Unit representing accrued, but previously undistributed, interest and capital gain related to the receipt of claim proceeds from the mortgage on Hamlet at Cobb's Landing.
(4) This amount includes approximately $0.02 per Unit representing capital gain from the disposition of the mortgage on Gilbert Greens Apartments.


                               Approximate Number of Unitholders
Title of Class                      as of December 31, 1996
-----------------               -------------------------------
Depositary Units of Limited
  Partnership Interest                       7,200

                                     PART II

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in thousands, except per Unit amounts)

                                                                     For the Years Ended December 31,
                                                              1996         1995        1994          1993        1992
                                                            --------     --------    --------      --------    --------
Income                                                      $ 12,465     $ 13,236    $ 13,332      $ 13,644    $ 12,018

Net (losses) gains on
  mortgage dispositions/modifications                           (378)       2,452         978          (972)     (1,582)

Net earnings                                                  10,293       13,795      11,540        10,542       8,383

Net earnings per Limited
  Partnership Unit (1)                                          1.11         1.49        1.24          1.13        0.90

Distributions per Limited
  Partnership Unit (1)(2)                                       1.22         1.66        1.41          1.12      1.1128


                                                                                  As of December 31,
                                                              1996         1995        1994          1993        1992
                                                            --------     --------    --------      --------    --------

Total assets                                                $159,554     $161,927    $154,805      $166,904    $166,768

Partners' equity                                            $156,644     $158,806    $150,506      $161,498    $161,381


(1)  Calculated based upon the weighted average number of Units outstanding.  See Note 2 of the notes to the financial statements of the Partnership.

(2)  Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 1996, 1995, 1994, 1993 and
     1992, which were paid subsequent to year end.  See Notes 7 and 9 of the notes to the Partnership's financial statements.


     The selected statements of operations data presented above for the years ended December 31, 1996, 1995 and 1994, and the balance sheet data as of December 31, 1996 and 1995, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1993 and 1992 and the balance sheet data as of December 31, 1994, 1993 and 1992 are derived from audited financial statements not included in this Form 10-
K. This data should be read in conjunction with the financial statements and the notes thereto.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

General
-------
     American Insured Mortgage Investors L.P. - Series 88 (the Partnership) was formed under the Uniform Limited Partnership Act of the state of Delaware on February 13, 1987. During the period from October 2, 1987 (the initial closing date of the Partnership's public offering) through March 10, 1989 (the termination date of the offering), the Partnership, pursuant to its public offering of Units, raised a total of $177,039,320 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 units of limited partnership interest in exchange therefor.

     CRIIMI, Inc. (the General Partner) holds a partnership interest of 4.9% which includes shares acquired from the former assignor limited partner. CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE).

     AIM Acquisition Partners, L.P. (the Advisor), serves as the advisor to the Partnership. AIM Acquisition Corporation (AIM Acquisition) is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to obtain the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

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

     Until the change in the Partnership's investment policy, as discussed below, the Partnership was in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). As of December 31, 1996, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by the Federal Housing Administration (FHA) or Acquired Insured Mortgages which are fully insured (as more fully described below).

     The Partnership's reinvestment period expired on December 31, 1996, and the Partnership Agreement states that the Partnership will terminate on December 31, 2021, unless previously terminated under the provisions of the Partnership Agreement. The Partnership's principal investment objectives are to invest in Insured Mortgages which (i) preserve and protect the Partnership's invested capital; (ii) provide quarterly distributions of adjusted cash from operations which may be increased over time as a result of Participations (as defined below), when obtainable, on Originated Insured Mortgages; and (iii) provide appreciation by selecting Acquired Insured Mortgages which present the possibility of early prepayment.

     As of December 31, 1996, the Partnership had invested in 37 Insured Mortgages with aggregate amortized cost, face and fair values of approximately $150 million, $151 million, and $150 million, respectively.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

Investment in Insured Mortgages
-------------------------------
     The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to FHA programs (FHA-Insured Certificates), mortgage-backed securities guaranteed by GNMA (GNMA Mortgage-Backed Securities) and FHA-insured mortgage loans (FHA-Insured Loans). The mortgages underlying the FHA-Insured Certificates, the GNMA Mortgage-Backed Securities and the FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

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

     A.   Fully Insured FHA-Insured Certificates and GNMA
            Mortgage-Backed Securities
          -----------------------------------------------
          Listed below is the Partnership's aggregate investment in fully insured Acquired Insured Mortgages as of December 31, 1996 and 1995:

                                                  December 31,
                                              1996             1995
                                          ------------     ------------
Number of:
  GNMA Mortgage-Backed Securities                   22(1)            19
  FHA-Insured Certificates                           5                7
Amortized Cost                            $ 73,722,912     $ 76,462,511
Face Value                                  73,970,506       76,636,450
Fair Value                                  74,492,545       77,918,878

(1) During 1996, the Partnership purchased three Acquired Insured Mortgages totalling approximately $9.4 million, as discussed below.

          Listed below is the Partnership's aggregate investment in fully insured Originated Insured Mortgages as of December 31, 1996 and 1995:

                                               December 31,
                                           1996            1995
                                       ------------    ------------
Number of Mortgages                               1               1
Amortized Cost                        $  11,356,150    $ 11,411,412
Face Value                               10,994,620      11,043,976
Fair Value                               11,128,509      11,289,584


          As of February 28, 1997, all fully insured mortgages were current with respect to the payment of principal and interest.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

          In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of December 31, 1996, the Partnership had received approximately $7.6 million from the assignment including repayment of accrued interest. The remainder of the proceeds, approximately $4.1 million, is included in Due from HUD and Receivables and other assets. In January 1997, the Partnership received additional gross proceeds of approximately $2.6 million from HUD. These proceeds of $0.27 per unit were declared as part of the January 1997 distribution and will be distributed in May 1997. HUD has disallowed approximately $1.5 million of the assignment claim. The Servicer is currently negotiating with HUD in regard to collection of the disallowed portion of the claim. The General Partner believes the full amount of the receivable will be recovered from either HUD or the Servicer. In conjunction with the assignment of the mortgage, the Partnership recognized a net loss of approximately $204,000 in the second quarter of 1996.

          During March 1996, a retained yield holder in the Harbor View Estates loan exercised its right to purchase the participation certificate with respect to this insured mortgage after a Notice of Default was filed with HUD. In March 1996, the Partnership received approximately $709,100 in disposition proceeds, including approximately $17,400 of interest due to the Partnership from this prepayment. The net principal proceeds were approximately $691,000, resulting in a gain of approximately $600. The net proceeds were reinvested in fully insured mortgages. In April 1996, approximately $4,900 was remitted to the retained yield holder in the Harbor View Estates mortgage in connection with the final accounting of this disposition. This resulted in a net loss of approximately $4,300 which is included on the accompanying statement of operations for the year ended December 31, 1996.

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

          As of December 31, 1996 and 1995, the Partnership held investments in three coinsured FHA-Insured Certificates secured by coinsured mortgages. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of December 31, 1996, and 1995, the remaining two FHA-Insured Certificates are coinsured by Integrated Funding, Inc. (IFI), an affiliate of the Partnership, and are discussed below.

     1.   Coinsured by third party
          ------------------------
          St. Charles Place - Phase II is a 156-unit apartment complex located in Miramar, Florida. Listed below is the Partnership's investment in the St. Charles Place - Phase II mortgage as of December 31, 1996 and 1995. These amounts represent the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by American Insured Mortgage Investors L.P. - Series 86 (AIM 86), an affiliate of the Partnership.

                                              December 31,
                                          1996            1995
                                      ------------    ------------
Amortized Cost                        $  3,730,991    $  3,749,991
Face Value                               3,730,991       3,749,991
Fair Value                               3,527,521       3,583,856


          As of February 28, 1997, the mortgagor had made payments of principal and interest due to the Partnership on the mortgage through October

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

          1995. Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.

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

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

     2.   Coinsured by affiliate
          ----------------------
          As of December 31, 1996 and 1995, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is IFI. These investments were made on behalf of the Partnership by the former managing general partner. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss on these mortgage investments.

          The IFI coinsured mortgages had an aggregate fair value of $30,012,592 and $30,553,317, as of December 31, 1996 and 1995, respectively, and amortized costs and face values as follows:

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


                                  Amortized        Face       Amortized       Face        Loan Losses Recognized
                                     Cost          Value         Cost         Value        for the year ended       Cumulative
                                 December 31,   December 31, December 31,  December 31,       December 31,          Loan Losses
                                     1996           1996         1995          1995          1996         1995      Recognized
                                 ------------   ------------ ------------  ------------   ----------   ----------   -----------
The Breakers at Golf
  Mill(1)                        $ 22,492,106   $ 22,492,106 $ 22,662,648  $ 22,662,648   $       --   $       --   $   980,000
Summerwind Apts.-Phase
  II(1)                             8,000,581      9,442,628    8,037,922     9,501,784           --           --     1,511,743
                                 ------------   ------------ ------------  ------------   ----------   ----------   -----------
                                 $ 30,492,687   $ 31,934,734 $ 30,700,570  $ 32,164,432   $       --   $       --   $ 2,491,743
                                 ============   ============ ============  ============   ==========   ==========   ===========

(1)  As of February 28, 1997, the mortgagor was current with respect to payment of principal and interest on this mortgage.

     C.   FHA-Insured Loans
          -----------------
          Listed below is the Partnership's aggregate investment in fully insured Originated Insured Mortgages as of December 31, 1996 and 1995:


                                            December 31,
                                         1996          1995
                                     ------------  ------------
Number of Mortgages                             4             4
Amortized Cost                       $ 29,746,073  $ 30,162,342
Face Value                             29,163,152    29,299,733
Fair Value                             29,712,245    30,199,166


                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

          Listed below is the Partnership's aggregate investment in fully insured Acquired Insured Mortgages as of December 31, 1996 and 1995:

                                             December 31,
                                          1996          1995
                                      ------------  ------------
Number of Mortgages                              2             2
Amortized Cost                        $  1,129,575  $  1,161,339
Face Value                               1,126,731     1,158,329
Fair Value                               1,173,057     1,219,590


          As of February 28, 1997, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

          All of the FHA-Insured Loans contain Participations. During the years ended December 31, 1996, 1995 and 1994, the Partnership received additional interest of $63,045, $46,581 and $13,938, respectively, from the FHA-Insured Loans which contain Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

     Results of Operations
     ---------------------
     1996 versus 1995
     ----------------
     Net earnings decreased for 1996 as compared to 1995 primarily as a result of a reduction in net gains on mortgage dispositions and modifications, as discussed below. Also contributing to this decrease were decreases in mortgage investment income and interest and other income, as discussed below.

     Mortgage investment income decreased for 1996 as compared to 1995. This decrease was primarily due to the timing of the reinvestment of net proceeds from the May 1996 assignment of the Water's Edge of New Jersey mortgage. Additionally, the participation agreement with The Breakers at Golf Mill was terminated effective March 1, 1995, therefore Participations received by the Partnership decreased from $133,120 in 1995 to $21,902 in 1996.

     Interest and other income decreased for 1996 as compared to 1995. This decrease was primarily due to interest earned on claim proceeds from Hazeltine Shores and Pinewood Park Apartments during 1995. Also contributing to this decrease was a decrease in short-term investment income.

     General and administrative expenses decreased for 1996 as compared to 1995. This decrease was primarily the result of non-recurring professional fees in connection with the disposition of problem mortgages in 1995, as well as a decrease in service fee expense as a result of the reduction in the mortgage base.

     Net gains on mortgage dispositions and modifications decreased for 1996 as compared to 1995. Gains or losses on mortgage dispositions and modifications are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. During 1996, the Partnership incurred net losses on mortgage dispositions and modifications

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

     of approximately $378,000 related to the prepayment of the mortgage on Harbor View Estates, the partial settlement of the coinsurance claim on Water's Edge of New Jersey and the modification of the mortgage on Turn at Gresham. This compares to gains recognized in 1995 of approximately $2.3 million related to the settlement of the coinsurance claims on Pinewood Park Apartments and Hamlet at Cobb's Landing, and to a gain of approximately $140,000 in connection with the prepayment of the mortgage on Gilbert Greens Apartments.

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

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

     Liquidity and Capital Resources
     -------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during 1996 to meet operating requirements.

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

     Cash flow - 1996 versus 1995
     ----------------------------
     Net cash provided by operating activities decreased for 1996 as compared to 1995 primarily due to a decrease in net earnings in 1996 as a result of a decrease in mortgage investment income and interest and other income, as discussed above. Also contributing to the decrease was an increase in receivables and other assets during 1996 as a result of the assignment of the mortgage on Water's Edge of New Jersey.

     Net cash provided by investing activities decreased for 1996 as compared to 1995 primarily due to an increase in the acquisition of Acquired Insured Mortgages from approximately $7.6 million in 1995 to approximately $9.4 million in 1996. This decrease was also due to a reduction in proceeds from mortgage dispositions and modifications from approximately $9.3 million in 1995 to approximately $8.6 million in 1996.

     Net cash used in financing activities decreased for 1996 as compared to 1995 primarily due to a decrease in distributions paid to partners as a result of special distributions related to the receipt of previously undistributed accrued interest and capital gain in connection with the disposition of the mortgages on Hazeltine Shores, Pinewood Park Apartments and Hamlet at Cobb's Landing during the first three quarters of 1995.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained on pages 27 through 54.

                                     PART II

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES

     None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a),(b),(c),(e)

     The Partnership has no officers or directors. The affairs of the Partnership are managed by the General Partner, which is wholly owned by CRIIMI MAE, a company whose shares are listed on the New York Stock Exchange. Prior to June 30, 1995, CRIIMI MAE was managed by an advisor whose general partner is CRI. However, effective June 30, 1995, CRIIMI MAE became a self-administered REIT, and, as a result, the advisor no longer manages CRIIMI MAE.

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

               None.

          (g)  Promoters and control persons.

               Not applicable.

          (h) Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to
Note 9 of the notes to the Partnership's financial statements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     As of December 31, 1996, no person was known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units of the Partnership.

     As of December 31, 1996, neither the officers and directors, as a group, of the General Partner nor any individual director of the General Partner, are known to own more than 1% of the outstanding Units of the Partnership.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)(1)      Financial Statements:

                                                           Page
     Description                                           Number
     -----------                                           ------
     Balance Sheets as of December 31, 1996
       and 1995                                              27

     Statements of Operations for the years ended
       December 31, 1996, 1995 and 1994                      28

     Statements of Changes in Partners' Equity for
       the years ended December 31, 1996, 1995 and
       1994                                                  29

     Statements of Cash Flows for the years ended
       December 31, 1996, 1995 and 1994                      32

     Notes to Financial Statements                           33


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

  4.(a) Material Amendments to Agreement of Limited Partnership are incorporated by reference to Exhibit 3(a) to Post-Effective Amendment No.1.

  4.(b) Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated February 12, 1990.

 10.(a) Escrow Agreement is incorporated by reference to Exhibit 10(a) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

 10.(b) Origination and Acquisition Services Agreement is incorporated by reference to Exhibit 10(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K - Continued

 10.(c)     Management Services Agreement is incorporated by reference to
            Exhibit 10(c) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

 10.(d)     Disposition Services Agreement is incorporated by reference to
            Exhibit 10(d) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

 10.(e) Agreement among the former managing general partner, the former associate general partner and Integrated Resources, Inc. is incorporated by reference to Exhibit 10(e) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

 10.(f) Reinvestment Plan is incorporated by reference to Exhibit 10(f) to Post-Effective Amendment No. 1.

 10.(g) Mortgagor-Participant Agreement, Mortgage Assignment of Rents and Security Agreement and Mortgage Note with respect to The Breakers (sometimes also referred to as the Niles Senior Lifestyle Community) is incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 1.

 10.(h) Mortgagor-Mortgagee Agreement, Mortgage Note and Mortgage with respect to the Arlington development is incorporated by reference to
            Exhibit 10(h) to Post-Effective Amendment No. 1.

 10.(i) Pages A-1 - A-5 of the Partnership Agreement of Registrant, incorporated by reference to Exhibit 28 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

 10.(j) Purchase Agreement among AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990, as amended January 9, 1991, incorporated by reference to Exhibit 28(a) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

 10.(k) Purchase Agreement among CRIIMI, Inc., AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990 and executed as of March 1, 1991, incorporated by reference to Exhibit 28(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

 10.(l) Amendments to Partnership Agreement dated August 13, 1991. Incorporated by reference to Exhibit 28(c) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

 10.(m) Non-negotiable promissory note to American Insured Investors - Series 85, L.P. in the amount of $1,784,688 dated December 31, 1991, incorporated by reference to Exhibit 28(d) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

 10.(n) Sub-management Agreement by and between AIM Acquisition and CRI/AIM Management, Inc., dated as of March 1, 1991, incorporated by reference to Exhibit 28(e) the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992.

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

                              By:CRIIMI, Inc.
                              General Partner

March 18, 1997                /s/ William B. Dockser
---------------------------   -------------------------
DATE                          William B. Dockser
                              Chairman of the Board and
                                Principal Executive Officer


March 18, 1997                /s/ H. William Willoughby
---------------------------   -------------------------
DATE                          H. William Willoughby
                              President and Director


March 18, 1997                /s/ Cynthia O. Azzara
---------------------------   -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer


March 18, 1997                /s/ Garrett G. Carlson, Sr.
---------------------------   --------------------------
DATE                          Garrett G. Carlson, Sr.
                              Director

March 18, 1997                /s/ Larry H. Dale
---------------------------   -------------------------
DATE                          Larry H. Dale
                              Director


March 18, 1997                /s/ G. Richard Dunnells
---------------------------   -------------------------
DATE                          G. Richard Dunnells
                              Director


March 18, 1997                /s/ Robert F. Tardio
---------------------------   -------------------------
DATE                          Robert F. Tardio
                              Director

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

              Financial Statements as of December 31, 1996 and 1995

            and for the Years Ended December 31, 1996, 1995 and 1994

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  American Insured Mortgage Investors L.P. - Series 88:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors L.P. - Series 88 (the Partnership) as of December 31, 1996 and 1995 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

     As explained in Note 2 of the notes to the financial statements, effective January 1, 1994, the Partnership changed its method of accounting for its investment in insured mortgages.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1996 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

Arthur Andersen LLP
Washington, D.C.
March 18, 1997

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS
                                     ASSETS

                                                         As of December 31,
                                                       1996            1995
                                                   ------------    ------------
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed
  Securities, at fair value:
  Acquired insured mortgages                       $ 74,492,545    $ 77,918,878
  Originated insured mortgages                       44,668,622      45,426,757
                                                   ------------    ------------
                                                    119,161,167     123,345,635
Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount and premium:
  Originated insured mortgages                       29,746,073      30,162,342
  Acquired insured mortgages                          1,129,575       1,161,339
                                                   ------------    ------------
                                                     30,875,648      31,323,681

Due from HUD                                          3,221,611         285,330

Cash and cash equivalents                             1,918,341       2,881,537

Investment in affiliates                              1,177,774       1,189,316

Notes receivable from affiliates
  and due from affiliates                               797,687         797,687

Receivables and other assets                          2,402,130       2,103,710
                                                   ------------    ------------
         Total assets                              $159,554,358    $161,926,896
                                                   ============    ============


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                              $  2,776,685    $  2,961,797

Accounts payable and accrued expenses                   133,484         159,092
                                                   ------------    ------------
         Total liabilities                            2,910,169       3,120,889
                                                   ------------    ------------
Commitments and contingencies

Partners' equity:
  Limited partners' equity                          158,381,944     159,332,082
  General partner's deficit                            (977,432)       (928,476)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                               (618,750)       (618,750)
  Net unrealized (losses) on investment
    in FHA-Insured Certificates and GNMA
    Mortgage-Backed Securities                       (2,240,839)     (1,519,157)
  Net unrealized gains on investment in
    FHA-Insured Certificates and GNMA
    Mortgage-Backed Securities                        2,099,266       2,540,308
                                                   ------------    ------------

         Total partners' equity                     156,644,189     158,806,007
                                                   ------------    ------------
         Total liabilities and
           partners' equity                        $159,554,358    $161,926,896
                                                   ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                           STATEMENTS OF OPERATIONS


                                                                      For the years ended December 31,
                                                                 1996             1995            1994
                                                              -----------      -----------    ------------
     Income:
       Mortgage investment income                             $12,229,747      $12,524,904    $ 12,575,210
       Interest and other income                                  235,386          710,734         757,271
                                                              -----------      -----------    ------------
                                                               12,465,133       13,235,638      13,332,481
                                                              -----------      -----------    ------------
     Expenses:
       Asset management fee to related parties                  1,503,297        1,493,283       1,503,831
       General and administrative                                 291,178          399,681         881,855
       Interest expense to affiliate                                   --               --          35,694
       Provision for settlement of
         litigation                                                    --               --         349,824
                                                              -----------      -----------    ------------
                                                                1,794,475        1,892,964       2,771,204
                                                              -----------      -----------    ------------
       Earnings before gains (losses) on
            mortgage dispositions/modifications                10,670,658       11,342,674      10,561,277

     Gains on mortgage dispositions/modifications                      --        2,452,221       1,020,793
     Losses on mortgage dispositions/modifications               (377,900)              --         (42,488)
                                                              -----------      -----------    ------------
             Net earnings                                     $10,292,758      $13,794,895    $ 11,539,582
                                                              ===========      ===========    ============

     Net earnings allocated to:
       Limited partners - 95.1%                               $ 9,788,413      $13,118,945    $ 10,974,142
       General partner - 4.9%                                     504,345          675,950         565,440
                                                              -----------      -----------    ------------
                                                              $10,292,758      $13,794,895    $ 11,539,582
                                                              ===========      ===========    ============

     Net earnings per weighted average
       Limited Partnership Unit
       outstanding                                            $      1.11      $      1.49    $       1.24
                                                              ===========      ===========    ============
     Weighted average Limited Partnership Units
       outstanding                                              8,802,091        8,802,091       8,816,201
                                                              ===========      ===========     ===========


                                             The accompanying notes are an integral part
                                                   of these financial statements.

                                 AMERICAN INSURED INVESTORS L.P. - SERIES 88

                                  STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                           For the years ended December 31, 1996, 1995 and 1994


                                                                                      Unrealized       Unrealized
                                                                                         Gains           Losses
                                                                                    on Investment    on Investment
                                                                                    in FHA-Insured   in FHA-Insured
                                                                      Repurchased    Certificates      Certificates
                                                                       Limited        and GNMA           and GNMA          Total
                                           General        Limited     Partnership  Mortgage-Backed   Mortgage-Backed     Partners'
                                           Partner        Partners       Units       Securities        Securities         Equity
                                         ------------  -------------  ----------- ----------------  ----------------  -------------
Balance, January 1, 1994                 $   (776,874) $ 162,274,414  $        -- $             --  $             --  $ 161,497,540

  Repurchase of 50,000 Limited
    Partnership Units                              --             --     (618,750)              --                --       (618,750)

  Net earnings                                565,440     10,974,142           --               --                --     11,539,582

  Distributions paid or accrued
    of $1.41 per weighted
    average Unit outstanding,
    including return of capital
    of $0.17 per Unit                        (640,140)   (12,423,948)          --               --                --    (13,064,088)

  Unrealized gains (losses) on
    investment in FHA-Insured
    Certificates and GNMA Mortgage-
    Backed Securities                              --             --           --          393,579        (9,241,699)    (8,848,120)
                                         ------------  -------------  ----------- ----------------  ----------------  -------------
Balance, December 31, 1994                   (851,574)   160,824,608     (618,750)         393,579        (9,241,699)   150,506,164


                            AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          STATEMENTS OF CHANGES IN PARTNERS' EQUITY - Continued

                           For the years ended December 31, 1996, 1995 and 1994



                                                                                      Unrealized       Unrealized
                                                                                         gains           losses
                                                                                    on Investment    on Investment
                                                                                    in FHA-Insured   in FHA-Insured
                                                                    Repurchased      Certificates      Certificates
                                                                     Limited          and GNMA           and GNMA        Total
                                         General        Limited     Partnership    Mortgage-Backed   Mortgage-Backed   Partners'
                                         Partner        Partners       Units         Securities        Securities       Equity
                                       ------------  -------------  -----------   ----------------  ---------------- ------------
  Net earnings                              675,950     13,118,945           --                 --                --   13,794,895

  Distributions paid or accrued
    of $1.66 per Unit, including
    return of capital of $0.17 per
    Unit                                   (752,852)   (14,611,471)          --                 --                --  (15,364,323)

  Adjustment to net unrealized gains
    (losses) on investment in FHA-
    Insured Certificates and
    GNMA Mortgage-Backed
    Securities                                   --             --           --          2,146,729         7,722,542    9,869,271
                                       ------------  -------------  -----------   ----------------  ----------------  -----------
Balance, December 31, 1995                 (928,476)   159,332,082     (618,750)         2,540,308        (1,519,157) 158,806,007

  Net earnings                              504,345      9,788,413           --                 --                --   10,292,758

  Distributions paid or accrued
    of $1.22 per Unit, including
    return of capital of $.11 per
    Unit                                   (553,301)   (10,738,551)          --                 --                --  (11,291,852)

  Adjustment to net unrealized gains
    (losses) on investment in FHA-
    Insured Certificates and
    GNMA Mortgage-Backed
    Securities                                   --             --             --           (441,042)       (721,682)    (1,162,724)
                                     --------------  -------------  -------------   ----------------  --------------  -------------
Balance, December 31, 1996           $     (977,432) $ 158,381,944  $    (618,750)  $      2,099,266  $   (2,240,839) $ 156,644,189
                                     ==============  =============  =============   ================  ==============  =============
Limited Partnership Units outstanding -
  December 31, 1994, 1995 and 1996                         8,802,091
                                                       =============

                                             The accompanying notes are an integral part
                                                   of these financial statements.

                            AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                         STATEMENTS OF CASH FLOWS


                                                                                  For the years ended December 31,
                                                                             1996              1995           1994
                                                                         ------------      ------------   ------------
Cash flows from operating activities:
  Net earnings                                                           $ 10,292,758      $ 13,794,895   $ 11,539,582

  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Gains on mortgage dispositions/modifications                                   --        (2,452,221)    (1,020,793)
    Losses on mortgage dispositions/modifications                             377,900                --         42,488
    Provision for settlement of litigation                                         --                --        349,824
    Changes in assets and liabilities:
      Decrease in investment in affiliate and notes
        receivable and due from affiliates                                     11,542            88,035      1,696,074
      (Increase) decrease in receivables and other assets                    (298,420)          169,312       (520,988)
      Decrease in accounts payable and accrued expenses                       (25,608)          (67,462)       (44,119)
      Decrease in note payable and due to affiliate                                --                --     (1,784,688)
                                                                         ------------      ------------   ------------
        Net cash provided by operating activities                          10,358,172        11,532,559     10,257,380
                                                                         ------------      ------------   ------------
Cash flows from investing activities:
    Payments made and treated as an
      addition to Assets Held for Sale
      Under Coinsurance Program/mortgage
      investment income accrued/accreted on AHFS                              (37,452)          (97,952)      (745,431)
  Proceeds from dispositions/modifications of
    Insured Mortgages                                                       8,571,748         9,316,015     29,372,643
  Investment in Acquired Insured Mortgages and advances on
    construction loans                                                     (9,416,014)       (7,687,752)   (25,334,265)
  Receipt of principal from scheduled payments                              1,037,314           929,409        788,169
                                                                         ------------      ------------   ------------
        Net cash provided by investing activities                             155,596         2,459,720      4,081,116
                                                                         ------------      ------------   ------------
Cash flows from financing activities:
  Distributions paid to partners                                          (11,476,964)      (16,474,997)   (12,342,566)
  Repurchase of Limited Partnership Units                                          --                --       (968,574)
                                                                         ------------      ------------   ------------
        Net cash used in financing activities                             (11,476,964)      (16,474,997)   (13,311,140)
                                                                         ------------      ------------   ------------
Net (decrease) increase in cash and cash equivalents                         (963,196)       (2,482,718)     1,027,356

Cash and cash equivalents, beginning of year                                2,881,537         5,364,255      4,336,899
                                                                        -------------      ------------   ------------
Cash and cash equivalents, end of year                                  $   1,918,341      $  2,881,537   $  5,364,255
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

     CRIIMI, Inc. (the General Partner) holds a partnership interest of 4.9% which includes shares acquired from the former assignor limited partner.
CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE). From September 6, 1991 through June 30, 1995, CRIIMI MAE was managed by an advisor whose general partner is CRI, Inc. (CRI). However, effective June 30, 1995, CRIIMI MAE became a self-administered real estate investment trust (REIT) and, as a result, the advisor no longer advises CRIIMI MAE.

     AIM Acquisition Partners, L.P. (the Advisor) serves as the advisor to the Partnership. AIM Acquisition Corporation (AIM Acquisition) is the general partner of the Advisor, and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc., and CRIIMI MAE.

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

     Until the change in the Partnership's investment policy, as discussed below, the Partnership was in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). As of December 31, 1996, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by the Federal Housing Administration (FHA) or Acquired Insured Mortgages which are fully insured (as more fully described below).

     Effective September 19, 1991, the General Partner changed, at the Advisor's recommendation, the investment policies of the Partnership to invest only in Acquired Insured Mortgages which are fully insured or guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association
(GNMA), FHA or the Federal Home Loan Mortgage Corporation.

     The Partnership's reinvestment period expired on December 31, 1996 and the Partnership Agreement states that the Partnership will terminate on December 31, 2021, unless previously terminated under the provisions of the Partnership Agreement. After the expiration of the reinvestment period, the Partnership will be required (subject to the conditions set forth in the Partnership Agreement) to distribute such proceeds to its Unitholders. The Partnership's principal investment objectives are to invest in Insured Mortgages which (i) preserve and protect the Partnership's invested capital; (ii) provide quarterly distributions of adjusted cash from operations which may be increased over time as a result of Participations (as defined below), when obtainable, on Originated Insured Mortgages; and (iii) provide appreciation by selecting Acquired Insured Mortgages which present the possibility of early prepayment.

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

          As of December 31, 1996, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 32 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 25 years, on December 31, 2021, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of the GNMA Mortgage-Backed Securities and FHA-Insured Certificates in its portfolio, the Partnership does not have the ability, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the Available for Sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default.

          In connection with this classification, as of December 31, 1996 and 1995, the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the net unrealized gains or losses on these investments reported as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will continue to be reported in earnings. The amortized cost of the investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates in this category is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

          Gains from dispositions of mortgage investments are recognized upon the receipt of cash or HUD debentures.

          Losses on dispositions of mortgage investments are recognized when it becomes probable that a mortgage will be disposed of and that the disposition will result in a loss. In the case of Insured Mortgages fully insured by HUD, the Partnership's maximum exposure for purposes of determining the loan losses would generally be an assignment fee charged by HUD representing approximately 1% of the unpaid principal balance of the Insured Mortgage at the date of default, plus the unamortized balance of acquisition fees and closing costs paid in connection with the acquisition of the Insured Mortgage and the loss of approximately 30 days accrued interest.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     Reclassification
     ----------------
          Certain amounts in the financial statements for the year ended December 31, 1994 have been reclassified to conform with the 1996 and 1995 presentation.

     Income Taxes
     ------------
          No provision has been made for Federal, state or local income taxes in the accompanying financial statements, since they are the personal responsibility of the Unitholders.

     Net Earnings Per Limited Partnership Unit
     -----------------------------------------
          Net earnings per Limited Partnership Unit is computed based upon the weighted average number of Units outstanding of 8,802,091, 8,802,091 and 8,816,201, for the years ended December 31, 1996, 1995 and 1994, respectively.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS
3.   FAIR VALUE OF FINANCIAL INSTRUMENTS - Continued

                                                     As of December 31, 1996      As of December 31, 1995
                                                     Amortized         Fair       Amortized        Fair
                                                        Cost           Value         Cost          Value
                                                    ------------   ------------  ------------   ------------
Investment in FHA-Insured
  Certificates and GNMA
  Mortgage-Backed Securities:
    Acquired insured mortgages                      $ 73,722,912   $ 74,492,545  $ 76,462,511   $ 77,918,878
    Originated insured mortgages                      45,579,828     44,668,622    45,861,973     45,426,757
                                                    ------------   ------------  ------------   ------------
                                                    $119,302,740   $119,161,167  $122,324,484   $123,345,635
                                                    ============   ============  ============   ============

Investment in FHA-Insured Loans:
  Originated insured mortgages                      $ 29,746,073   $ 29,712,245  $ 30,162,342   $ 30,199,166
  Acquired insured mortgages                           1,129,575      1,173,057     1,161,339      1,219,590
                                                    ------------   ------------  ------------   ------------
                                                    $ 30,875,648   $ 30,885,302  $ 31,323,681   $ 31,418,756
                                                    ============   ============  ============   ============

Cash and cash equivalents                           $  1,918,341   $  1,918,341  $  2,881,537   $  2,881,537

Accrued interest receivable                         $  1,344,679   $  1,344,679  $  1,971,322   $  1,971,322


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

     A.   Fully Insured FHA-Insured Certificates and GNMA
            Mortgage-Backed Securities
          -----------------------------------------------
          Listed below is the Partnership's aggregate investment in fully insured Acquired Insured Mortgages as of December 31, 1996 and 1995:

                                               December 31,
                                           1996          1995
                                       ------------  ------------
Number of:
  GNMA Mortgage-Backed Securities                22(1)         19
  FHA-Insured Certificates                        5             7
Amortized Cost                         $ 73,722,912  $ 76,462,511
Face Value                               73,970,506    76,636,450
Fair Value                               74,492,545    77,918,878

(1) During 1996, the Partnership purchased three Acquired Insured Mortgages totalling approximately $9.4 million.


          Listed below is the Partnership's aggregate investment in fully insured Originated Insured Mortgages as of December 31, 1996 and 1995:

                                            December 31,
                                        1996             1995
                                    ------------     ------------
Number of Mortgages                            1                1
Amortized Cost                     $  11,356,150     $ 11,411,412
Face Value                            10,994,620       11,043,976
Fair Value                            11,128,509       11,289,584


          As of February 28, 1997, all fully insured mortgages were current with respect to the payment of principal and interest.

          In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of December 31, 1996, the Partnership had received approximately $7.6 million including repayment of accrued interest. The remainder of the proceeds, approximately $4.1 million, is included in Due from HUD and Receivables and other assets. In January 1997, the Partnership received proceeds of approximately $2.6 million from HUD.
     These proceeds of $0.27 per unit were declared as part of the January 1997
     distribution and will be distributed in May 1997.    HUD has disallowed
     approximately $1.5 million of the assignment claim.  The Servicer is

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

     currently negotiating with HUD in regard to collection of the disallowed portion of the claim. The General Partner believes the full amount of the receivable will be recovered from either HUD or the Servicer. In conjunction with the assignment of the mortgage, the Partnership recognized a net loss of approximately $204,000 in the second quarter of 1996.

          During March 1996, a retained yield holder in the Harbor View Estates loan exercised its right to purchase the participation certificate with respect to this insured mortgage after a Notice of Default was filed with HUD. In March 1996, the Partnership received approximately $709,100 in disposition proceeds, including approximately $17,400 of interest due to the Partnership from this prepayment. The net principal proceeds were approximately $691,000, resulting in a gain of approximately $600. The net proceeds were reinvested in fully insured mortgages. In April 1996, approximately $4,900 was remitted to the retained yield holder in the Harbor View Estates mortgage in connection with the final accounting of this disposition. This resulted in a net loss of approximately $4,300 which is included on the accompanying statement of operations for the year ended December 31, 1996.

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

          As of December 31, 1996 and 1995, the Partnership held investments in three coinsured FHA-Insured Certificates secured by coinsured mortgages. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of December 31, 1996 and 1995, the remaining two FHA-Insured Certificates are coinsured by IFI, an affiliate of the Partnership. The following is a discussion of actual and potential performance problems with respect to the Partnership's coinsured mortgage investments.

          Coinsured by third party
          ------------------------
          St. Charles Place - Phase II is a 156-unit apartment complex located in Miramar, Florida. Listed below is the Partnership's investment in the St. Charles Place - Phase II mortgage as of December 31, 1996 and 1995. These amounts represent the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by American Insured Mortgage Investors L.P. - Series 86 (AIM 86), an affiliate of the Partnership.

                                             December 31,
                                         1996            1995
                                     ------------    ------------
Amortized Cost                       $  3,730,991    $  3,749,991
Face Value                              3,730,991       3,749,991
Fair Value                              3,527,521       3,583,856


          As of February 28, 1997, the mortgagor had made payments of principal and interest due to the Partnership on the mortgage through October 1995. Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.

          The General Partner intends to continue to oversee the Partnership's interest in this mortgage investment to ensure that Patrician meets its coinsurance obligations. The General Partner's assessment of the realizability of the carrying value of the St. Charles Place - Phase II mortgage is based on the most recent information available, and to the extent these conditions change or additional information becomes available, the General Partner's assessment may change. However, the General Partner does not believe that there would be a material adverse impact on the Partnership's financial condition or its results of operations should Patrician be unable to comply with its full coinsurance obligation.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

          Coinsured by affiliate
          ----------------------
          As of December 31, 1996 and 1995, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is IFI. These investments were made on behalf of the Partnership by the former managing general partner. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss on these mortgage investments.

          The IFI coinsured mortgages had an aggregate fair value of $30,012,592 and $30,553,317, as of December 31, 1996 and 1995, respectively, and amortized costs and face values as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued


                                    Amortized        Face         Amortized      Face        Loan Losses Recognized
                                       Cost          Value          Cost         Value        for the year ended     Cumulative
                                   December 31,   December 31,  December 31,  December 31,       December 31,        Loan Losses
                                       1996           1996          1995          1995          1996        1995     Recognized
                                   ------------   ------------  ------------  ------------   ----------  ----------  -----------
The Breakers at Golf
  Mill(1)                          $ 22,492,106   $ 22,492,106  $ 22,662,648  $ 22,662,648   $       --  $       --  $   980,000
Summerwind Apts.-Phase
  II(1)                               8,000,581      9,442,628     8,037,922     9,501,784           --          --    1,511,743
                                   ------------   ------------  ------------  ------------   ----------  ----------  -----------
                                   $ 30,492,687   $ 31,934,734  $ 30,700,570  $ 32,164,432   $       --  $       --  $ 2,491,743
                                   ============   ============  ============  ============   ==========  ==========  ===========

(1)  As of February 28, 1997, the mortgagor was current with respect to payment of principal and interest on this mortgage.


5.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in fully insured Originated Insured Mortgages as of December 31, 1996 and 1995:

                                              December 31,
                                          1996           1995
                                      ------------   ------------
Number of Mortgages                              4              4
Amortized Cost                        $ 29,746,073   $ 30,162,342
Face Value                              29,163,152     29,299,733
Fair Value                              29,712,245     30,199,166


          Listed below is the Partnership's aggregate investment in fully insured Acquired Insured Mortgages as of December 31, 1996 and 1995:

                                              December 31,
                                           1996           1995
                                       ------------   ------------
Number of Mortgages                               2              2
Amortized Cost                         $  1,129,575   $  1,161,339
Face Value                                1,126,731      1,158,329
Fair Value                                1,173,057      1,219,590


     As of February 28, 1997, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

5.   INVESTMENT IN FHA-INSURED LOANS - Continued

     All of the FHA-Insured Loans contain Participations. During the years ended December 31, 1996, 1995 and 1994, the Partnership received additional interest of $63,045, $46,581 and $13,938, respectively, from the FHA-Insured Loans which contain Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

6.   DUE FROM HUD

     Due from HUD consists of amounts due to the Partnership in connection with losses incurred on the disposition of fully insured and coinsured mortgage investments. Prior to these dispositions, the mortgage investments were accounted for as Assets Held For Sale (AHFS) under the coinsurance program.

     As of December 31, 1996, Due from HUD includes approximately $3.2 million related to the assignment of Water's Edge of New Jersey, as discussed in Note 4. As of December 31, 1996 and 1995, Due from HUD includes approximately $59,000 and $285,000, respectively, related to the disposition of Hazeltine Shores.

7.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                     1996      1995     1994
                                   -------   -------   ------
     Quarter ended March 31,       $0.32(1)  $0.49(2)  $0.26(5)
     Quarter ended June 30,         0.30      0.53(3)   0.25(6)
     Quarter ended September 30,    0.30      0.32(4)   0.46(7)
     Quarter ended December 31,     0.30      0.32(1)   0.44(8)
                                   -----     -----     -----
                                   $1.22     $1.66     $1.41
                                   =====     =====     =====

(1) This amount includes approximately $0.02 per Unit representing previously undistributed accrued interest received from Water's Edge of New Jersey.
(2) This amount includes approximately $0.15 per Unit representing accrued, but previously undistributed, interest related to the receipt of claim proceeds from the mortgage on Pinewood Park Apartments and approximately $0.01 per Unit representing previously undistributed accrued interest received from Water's Edge of New Jersey.
(3) This amount includes approximately $0.22 per Unit representing accrued, but previously undistributed, interest and capital gain related to the receipt of claim proceeds from the mortgage on Hamlet at Cobb's Landing.
(4) This amount includes approximately $0.02 per Unit representing capital gain from the disposition of the mortgage on Gilbert Greens Apartments.
(5) This amount includes approximately $0.05 per Unit representing previously undistributed accrued interest received from delinquent mortgages.
(6) This amount includes approximately $0.02 per Unit representing previously undistributed accrued interest received from delinquent mortgages.
(7) This amount includes approximately $0.22 per Unit of accrued but previously undistributed interest and gain received from HUD relating to the foreclosure and sale of the mortgage on Hazeltine Shores.
(8) This amount includes $0.05 per Unit representing additional gain received from the disposition of the mortgage on Hazeltine Shores; and $0.08 per Unit representing previously undistributed accrued interest from delinquent mortgages.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS
7.   DISTRIBUTIONS TO UNITHOLDERS - Continued

     The basis for paying distributions to Unitholders is cash flow from operations, which includes regular interest income and principal from Insured Mortgages and gains, if any, from mortgage dispositions. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from the receipt of monthly mortgage payments or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure and acquisition costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

8.   INVESTMENT IN AFFILIATE, NOTES RECEIVABLE FROM AFFILIATES,
       DUE FROM AFFILIATES AND NOTE PAYABLE AND DUE TO AFFILIATE

     Effective December 31, 1991, American Insured Mortgage Investors - Series 85, L.P. (AIM 85), an affiliate of the Partnership, transferred a GNMA Mortgage-Backed Security (the GNMA Security) in the amount of approximately $4.7 million to IFI in order to capitalize IFI with sufficient net worth under HUD regulations. The Partnership and AIM 86 each issued a demand note payable to AIM 85 and recorded an investment in IFI through an affiliate (AIM Mortgage, Inc.) at an amount proportionate to each entity's coinsured mortgages for which IFI was the mortgagee of record as of December 31, 1991. AIM Mortgage, Inc. is jointly owned by AIM 85, AIM 86, and the Partnership. The Partnership accounts for its investment in IFI under the equity method of accounting. Interest expense on the note was based on an interest rate of 8% per annum.

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

     As a result of the prepayment, in April 1994, the Partnership transferred a GNMA Mortgage-Backed Security in the amount of approximately $2.0 million to IFI in order to recapitalize IFI with sufficient net worth under HUD regulations. AIM 85 and AIM 86 each issued a demand note payable to the Partnership and recorded an investment in IFI through AIM Mortgage, Inc. at an amount proportionate to each entity's coinsured mortgages for which IFI was the mortgagee of record as of April 1, 1994. Interest income on the note, which is based on an annual interest rate of 7.25% (representing the interest rate on the GNMA Mortgage-Backed Security transferred by the Partnership), was $57,832 during the years ended December 31, 1996 and 1995, respectively, and is included in interest and other income on the accompanying statements of operations.

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

9.   TRANSACTIONS WITH RELATED PARTIES

     In addition to the related party transactions described above in Note 8, the General Partner and certain affiliated entities, during the years ended December 31, 1996, 1995 and 1994, have earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

9.   TRANSACTIONS WITH RELATED PARTIES - Continued

                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           -----------------------------------------------
                                        Capacity in Which                   For the years ended December 31,
Name of Recipient                          Served/Item                  1996              1995           1994
-----------------                 ----------------------------       ----------        ----------     ----------
CRIIMI, Inc.(1)                   General Partner/Distribution       $  553,301        $  752,852     $  640,140

AIM Acquisition                   Advisor/Asset Management Fee        1,503,297         1,493,283      1,503,831
  Partners, L.P.(2)

CRI(3)                            Affiliate of General Partner/              --            62,347        215,001
                                    Expense Reimbursement

CRIIMI MAE                        Affiliate of General Partner/          62,376            24,696             --
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

     (2)  The Advisor, pursuant to the Partnership Agreement is entitled to an Asset Management Fee equal to 0.95% of Total Invested
Assets (as defined in the Partnership Agreement).  The Sub-advisor to the Partnership is entitled to a fee of 0.28% of Total
Invested Assets.  Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership, the Sub-advisor, earned a fee equal to $443,060 and $219,670 for the year ended December 31, 1996 and for the six months ended December 31, 1995, respectively.  No fees were earned by CRIIMI MAE Services Limited Partnership for the year ended December 31, 1994.  CRI/AIM Management, Inc., which acted as the Sub-advisor through June 30, 1995, earned a fee equal to $220,449 and $443,224, for the six months ended June 30, 1995 and for the year ended December 31, 1994, respectively.

     (3)  Prior to June 30, 1995, these amounts were paid to CRI as reimbursement for expenses incurred prior to June 30, 1995 on behalf of the General Partner and the Partnership.  The transaction in which CRIIMI MAE became a self-administered REIT had no impact on the payments required to be made by the Partnership, other than the expense reimbursement previously paid by the
Partnership to CRI in connection with the provision of services by the Sub-advisor are, effective June 30, 1995, paid to a wholly-
owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc.


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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

11.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     (In Thousands, Except Per Unit Data)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1996, 1995 and 1994:

                                                                      1996
                                                                 Quarter ended
                                               March 31       June 30      September 30    December 31
                                              -----------    ----------    -------------   ------------
Income                                        $     3,200    $    3,184     $      3,034   $      3,047
Net gains (losses) from
  mortgage dispositions/modifications                   1          (379)              --             --
Net earnings                                        2,765         2,333            2,589          2,606
Net earnings per
  Limited Partnership Unit                           0.30          0.25             0.28           0.28


                                                                     1995
                                                                Quarter ended
                                               March 31       June 30      September 30    December 31
                                              -----------    ----------    -------------   ------------
Income                                        $     3,412    $    3,469     $      3,175   $      3,180
Net gains from
  mortgage dispositions                             1,075         1,377               --             --
Net earnings                                        4,015         4,392            2,686          2,702
Net earnings per
  Limited Partnership Unit                           0.43          0.48             0.29           0.29


                                                                     1994
                                                               Quarter ended
                                               March 31       June 30      September 30    December 31
                                              -----------    ----------    -------------   ------------
Income                                         $    3,326    $    3,326     $      3,141     $    3,539
Net (losses) gains from
  mortgage dispositions                               (42)           --              864            156
Net earnings                                        2,372         2,710            3,240          3,218
Net earnings per
  Limited Partnership Unit                           0.25          0.29             0.35           0.35


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

12.  LITIGATION

     On November 6, 1992, a complaint was filed on behalf of a limited partner of the Partnership in the Superior Court for the State of California for the County of Los Angeles, Southwest District against the Partnership. On March 28, 1994, the Partnership entered into an agreement to settle the claims in the lawsuit. Under the terms of the settlement, the Partnership paid $968,574 to the plaintiff on April 14, 1994, and the plaintiff returned its 50,000 Units to the Partnership. In connection with the settlement, the Partnership recorded a provision for settlement of litigation in the amount of $349,824 in the accompanying statement of operations for the year ended December 31, 1994. This provision represents the difference between the market value of the 50,000 Units as of April 14, 1994 of $618,750 and the Partnership's cost to repurchase the Units of $968,574.

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

                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
                               SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                             DECEMBER 31, 1996


                                                            Interest                                              Annual Payment
                                                            Rate on         Face          Net                     Principal and
                                     Maturity      Put      Mortgage      Value of   Carrying Value  Cumulative      Interest
Development Name/Location              Date      Date (1)    (5)(6)       Mortgage  (3)(10)(11)(13)  Loan Losses  (5)(6)(12)(14)
-------------------------            --------    --------  -----------  ----------- ---------------  -----------  --------------

ACQUIRED INSURED MORTGAGES:
--------------------------
FHA-Insured Certificates
  (carried at fair value)

Sylvan Manor
  Silver Spring, Maryland                5/21         N/A        7.500%$  3,178,553   $   3,219,878           --      $  284,523
Northpoint Apartments
  Richland, Washington                   1/23         N/A        8.550%   1,734,725       1,771,037           --         166,490
Heather Ridge Apartments
  Fayetteville, North Carolina           4/27         N/A        8.625%   4,467,331       4,559,502           --         416,231
Olde Mill Apartments
  Liverpool, New York                    4/27         N/A        8.920%   5,057,932       5,162,111           --         484,083
Park Avenue Plaza
  Omaha, Nebraska                        9/29         N/A        9.000%   1,976,432       2,016,903           --         187,923
                                                                       ------------   -------------

  Total Investment in FHA-Insured
    Certificates - Acquired Insured
    Mortgages                                                            16,414,973      16,729,431
                                                                       ------------   -------------
GNMA Mortgage-Backed Securities
  (carried at fair value)

Garden Terrace
  Douglasville, Georgia                  1/20         N/A        7.125%   2,745,154       2,728,800           --         236,149
Lioncrest Towers
  Richton Park, Illinois                10/28         N/A        7.000%   6,530,007       6,486,429           --         496,706
San Jose South
  San Jose, California                  10/23         N/A        7.750%   8,325,158       8,271,424           --         697,086
Beauvoir Manor Apts.
  Biloxi, Mississippi                    9/18         N/A        8.875%   1,270,317       1,311,962           --         127,434
Greenview Garden
  Butler, Pennsylvania                   8/33         N/A        9.000%     883,877         911,963           --          78,238
Lorenzo Carolina Apts.
  Tampa, Florida                         6/26         N/A        8.250%   1,027,983       1,021,075           --          89,179
Silver Lake Plaza Apts.
  Los Angeles, California               11/35         N/A        7.950%   5,338,422       5,300,721           --         431,562
Woodcrest Townhomes
  Chaska, Minnesoata                     8/31         N/A        8.375%   3,123,893       3,102,114           --         269,269



                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
                                SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                              DECEMBER 31, 1996


                                                            Interest                                              Annual Payment
                                                            Rate on        Face           Net                     Principal and
                                     Maturity      Put      Mortgage     Value of    Carrying Value  Cumulative      Interest
Development Name/Location              Date      Date (1)    (5)(6)       Mortgage  (3)(10)(11)(13)  Loan Losses  (5)(6)(12)(14)
-------------------------            --------    --------  -----------  ----------- ---------------  -----------  --------------

ACQUIRED INSURED MORTGAGES:
--------------------------

GNMA Mortgage-Backed Securities
  (carried at fair value)- Continued

Hewitt Gardens Apts.
  Omaha, Nebraska                       10/29         N/A        8.750%   4,481,265       4,624,361           --         404,843
Lamplighter Apts.
  Port Arthur, Texas                    10/29         N/A        9.000%   2,238,093       2,309,502           --         207,115
Linville Manor
  Shelby, North Carolina                 7/31         N/A        8.750%   1,998,028       2,061,693           --         178,916
Oak Grove Apts.
  Austin, Texas                          9/26         N/A        8.750%     560,993         578,991           --          51,680
Oakwood Gardens
  San Jose, California                  10/23         N/A        7.750%   1,164,222       1,156,708           --          97,483
Seven Springs
  College Park, Maryland                12/21         N/A        7.625%   4,801,407       4,771,311           --         418,918
Stony Creek
  Washington Township, Michigan          2/29         N/A        7.500%   5,421,380       5,384,720           --         426,882
Burlwood Apts.
  Portland, Oregon                       8/15         N/A        9.000%     639,138         635,522           --          61,320
Collin Care Centers
  Plano, Texas                           9/30         N/A        8.125%   1,707,558       1,695,758           --         144,187
Holton Manor
  Elkhorn, Wisconsin                    11/21         N/A        8.250%   1,022,363       1,015,853           --          94,368
Oaklawn Apts.
  Boise, Idaho                           8/24         N/A        9.000%     482,402         479,170           --          40,173
Orchard Creek Apts.
  Farmington Hills, Michigan             1/30         N/A        8.625%   1,287,332       1,328,443           --         113,121
Tehama Estates
  Sacramento,California                  7/29         N/A        8.750%   1,356,303       1,399,626           --         122,700
Westview Terrace Apts.
  Tacoma, Washington                     4/30         N/A        8.550%   1,150,238       1,186,968           --         101,042
                                                                        -----------    ------------
  Total Investment in GNMA Mortgage-Backed
    Securities, carried at fair value                                    57,555,533      57,763,114
                                                                        -----------    ------------
  Total Investment in Acquired Insured
    Mortgages, carried at fair value                                     73,970,506      74,492,545
                                                                        -----------    ------------



                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
                                SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                             DECEMBER 31, 1996


                                                            Interest                                                  Annual Payment
                                                            Rate on         Face               Net                    Principal and
                                     Maturity      Put      Mortgage      Value of       Carrying Value  Cumulative      Interest
Development Name/Location              Date      Date (1)     (5)(6)      Mortgage      (3)(10)(11)(13)  Loan Losses  (5)(6)(12)(14)
-------------------------            --------    --------  -----------  -----------     ---------------  -----------  --------------

ORIGINATED INSURED MORTGAGES:
----------------------------
Fully Insured Mortgages
-----------------------
FHA-Insured Certificates
  (carried at fair value)

Arbor Village
  Tallahassee, Florida                   1/34          --        8.125%  10,994,620          11,128,509            --        944,868
                                                                      -------------        ------------
Coinsured Mortgages
-------------------
FHA-Insured Certificates
  (carried at fair value)

Summerwind Apartments-Phase II
  Naples, Florida (7)                    6/30        7/03        8.500%   9,442,628           8,928,581           --         865,175
St. Charles Place - Phase II
  Miramar, Florida (4)                   2/30       12/03        8.625%   3,730,991(4)(8)(9)  3,527,521           --         341,697
The Breakers at Golf Mill
  Niles, Illinois (7)                   11/29       11/02        7.000%  22,492,106(7)       21,084,011           --       1,751,525
                                                                      -------------        ------------
    Total Investment in coinsured
      FHA-Insured Certificates,
      carried at fair value                                              35,665,725          33,540,113
                                                                      -------------        ------------
    Total Investment in Originated Insured
      Mortgages, carried at fair value                                   46,660,345          44,668,622
                                                                      -------------        ------------
    Total Investment in FHA-Insured Certificates
      and GNMA Mortgage-Backed Securities,
      carried at fair value                                             120,630,851         119,161,167
                                                                      -------------        ------------




                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
                                SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                               DECEMBER 31, 1996


                                                            Rate on         Face           Net                   Principal and
                                     Maturity      Put      Mortgage     Value of    Carrying Value  Cumulative      Interest
Development Name/Location              Date      Date (1)    (5)(6)       Mortgage  (3)(10)(11)(13)  Loan Losses (5)(6)12)(14)
-------------------------            --------    --------  -----------  ----------- ---------------  -----------  --------------

ACQUIRED INSURED MORTGAGES:
--------------------------
FHA-Insured Loans
  (carried at amortized cost)(2)

Kingsway Apts.
  Monroe, LA                             8/07         N/A       10.000%     565,859         566,892(2)        --          86,862
Kon Tiki Apts.
  League City, TX                        1/27         N/A       9.875%      560,872         562,683(2)        --          58,444
                                                                        -----------    ------------
    Total Investment in FHA-
      Insured Loans - Acquired
      Insured Mortgages, carried
      at amortized cost                                                   1,126,731       1,129,575
                                                                        -----------    ------------

ORIGINATED INSURED MORTGAGES:
----------------------------
Fully Insured Mortgages
-----------------------
FHA-Insured Loans
  (carried at amortized cost)(2)

The Turn at Gresham
  Gresham, OR                            8/29       12/02       8.000%    5,802,413       5,802,413(2)        --         501,516
Parkside Estates
  Glendale Heights, IL                   2/31       12/06       8.375%    6,833,362       7,015,062(2)        --         607,634
Olmstead Park Apts.
  Charlotte, NC                          7/32       12/07       8.500%    5,795,975       6,018,551(2)        --         518,476
Water's Edge II
  Columbus, OH                           7/33         N/A       8.250%   10,731,402      10,910,047(2)        --         933,734
                                                                       ------------    ------------

    Total Investment in FHA-
      Insured Loans - Originated
      Insured Mortgages, carried
      at amortized cost                                                  29,163,152      29,746,073
                                                                       ------------    ------------
    Total Investment in FHA-Insured Loans                                30,289,883      30,875,648
                                                                       ------------    ------------
    TOTAL INVESTMENT IN INSURED MORTGAGES                              $150,920,734    $150,036,815
                                                                       ============    ============


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1996

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

(5) This represents the base interest rate during the permanent phase of this Insured Mortgage loan. Additional interest, measured as a percentage of surplus cash (as defined in the participation agreements) and a percentage of the proceeds from the sale or refinancing of the development (as defined in the participation agreements), will also be due. During the years ended 1996, 1995 and 1994, additional interest was recognized in the amount of $84,947, $179,701 and $36,550, respectively. These amounts are included in mortgage investment income on the accompanying statements of operations.

(6) In addition, the servicer or the sub-servicer of the mortgage, primarily unaffiliated third parties, is entitled to receive compensation for certain services rendered.

(7) These mortgages are insured under the HUD coinsurance program. IFI is the HUD-approved coinsurance lender and the Partnership bears the risk of any coinsurance loss, as previously discussed.

(8) These amounts represent the Partnership's 55% interest in this mortgage. The remaining 45% interest was acquired by AIM 86, an affiliate of the Partnership.

(9) Represents the principal amount subject to delinquent principal or interest. See Note 4 to the Partnership's financial statements.

(10) A reconciliation of the carrying value of the Partnership's investment in Insured Mortgages, for the years ended December 31, 1996 and 1995, is as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1996


                                                 1996              1995
                                             ------------      ------------
     Beginning balance                       $154,669,316      $140,906,391

       Investment in Acquired Insured
          Mortgages and advances on
          construction loans, including
         acquisition costs                      9,416,014         7,687,752

       Principal receipts on mortgages         (1,037,314)         (929,409)

       Proceeds from mortgages assigned
         or sold                               (8,308,830)(a)    (3,007,796)(b)

       Net (losses) gains on mortgage
         dispositions                            (377,900)          143,107(b)

       Coinsurance claims due from HUD         (3,161,747)               --

       Net unrealized (losses) gains on
         investment in FHA-Insured
         Certificates and GNMA Mortgage-
         Backed Securities                     (1,162,724)        9,869,271
                                             ------------      ------------
     Ending balance                          $150,036,815      $154,669,316
                                             ============      ============

          (a) Excludes proceeds received in connection with the settlement of the HUD coinsurance claim related to Hazeltine
          Shores.

          (b) Excludes proceeds received and gains recognized in connection with the settlement of the HUD coinsurance claims related to Pinewood Park Apartments and the Hamlet at Cobb's
          Landing.


          (11) The mortgages underlying the Partnership's investments in FHA-Insured Certificates, GNMA Mortgage-Backed
               Securities and FHA-Insured Loans are primarily non-recourse first liens on multifamily residential developments or retirement homes.

          (12) Principal and interest are payable at relatively level amounts over the life of the Insured Mortgages.

          (13) As of December 31, 1996 and 1995, the tax basis of the Insured Mortgages, including AHFS, was approximately $153 million and $156 million, respectively.

          (14) Annual principal and interest payments for mortgages acquired during 1996 are annualized.