Form 10-Q
period 1997-03-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 1997-05-15
CIK 811437

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended              March 31, 1997
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
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
             ----        ----
     As of May 12, 1997, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                                               Page
                                                               ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - March 31, 1997 (unaudited)
            and December 31, 1996 . . . . . . . . . . .         3

          Statements of Operations - for the three
            months ended March 31, 1997 and
            1996 (unaudited)  . . . . . . . . . . . . .         5

          Statement of Changes in Partners' Equity -
            for the three months ended March 31,
            1997 (unaudited)  . . . . . . . . . . . . .         6

          Statements of Cash Flows - for the three
            months ended March 31, 1997 and
            1996 (unaudited)  . . . . . . . . . . . . .         7

          Notes to Financial Statements (unaudited) . .         8

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .        16

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        18

Signature . . . . . . . . . . . . . . . . . . . . . . .        19

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                  March 31,      December 31,
                                                     1997            1996
                                                -------------    ------------
                                                 (Unaudited)
                                     ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Acquired insured mortgages                  $  73,088,201   $  74,492,545
    Originated insured mortgages                   43,668,066      44,668,622
                                                -------------   -------------
                                                  116,756,267     119,161,167
Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount and premium:
    Originated insured mortgages                   29,706,834      29,746,073
    Acquired insured mortgages                      1,121,130       1,129,575
                                                -------------   -------------
                                                   30,827,964      30,875,648

Due from HUD                                          663,360       3,221,611

Cash and cash equivalents                           4,518,568       1,918,341

Investment in affiliate                             1,177,774       1,177,774

Notes receivable from affiliates and due
  from affiliates                                     833,583         797,687

Receivables and other assets                        2,509,325       2,402,130
                                                -------------   -------------
         Total assets                           $ 157,286,841   $ 159,554,358
                                                =============   =============


                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                           $   5,460,814   $   2,776,685

Accounts payable and accrued expenses                 120,214         133,484
                                                 ------------   -------------
         Total liabilities                          5,581,028       2,910,169
                                                 ------------   -------------
Commitments and contingencies

Partners' equity:
  Limited partners' equity                        155,753,154     158,381,944
  General partner's deficit                        (1,112,880)       (977,432)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                             (618,750)       (618,750)
  Net unrealized gains (losses) on investment
    in FHA-Insured Certificates and GNMA
    Mortgage-Backed Securities                     (2,315,711)       (141,573)
                                                 ------------   -------------
         Total partners' equity                   151,705,813     156,644,189
                                                 ------------   -------------
         Total liabilities and
           partners' equity                      $157,286,841    $159,554,358
                                                 ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                            For the three months ended
                                                    March 31,
                                                1997           1996
                                            ------------   ------------
Income:
  Mortgage investment income                $  3,059,346   $  3,104,487
  Interest and other income                       63,080         95,128
                                            ------------   ------------
                                               3,122,426      3,199,615
                                            ------------   ------------
Expenses:
  Asset management fee to
    related parties                              372,870        376,587
  General and administrative                      52,980         58,938
                                            ------------   ------------
                                                 425,850        435,525
                                            ------------   ------------
Earnings before gains on
  mortgage dispositions                        2,696,576      2,764,090

Gain on mortgage disposition                          --            628
                                            ------------   ------------
      Net earnings                          $  2,696,576   $  2,764,718
                                            ============   ============

Net earnings allocated to:
  Limited partners - 95.1%                  $  2,564,444   $  2,629,247
  General partner - 4.9%                         132,132        135,471
                                            ------------   ------------
                                            $  2,696,576   $  2,764,718
                                            ============   ============

Net earnings per Limited Partnership Unit   $       0.29   $       0.30
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                  STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                  For the three months ended March 31, 1997

                                                    (Unaudited)



                                                                               Unrealized         Unrealized
                                                                                Gains on          Losses on
                                                                               Investment         Investment
                                                                              in FHA-Insured     in FHA-Insured
                                                                Repurchased   Certificates       Certificates
                                                                  Limited       and GNMA           and GNMA          Total
                                      General       Limited     Partnership  Mortgage-Backed    Mortgage-Backed    Partners'
                                      Partner       Partners       Units        Securities         Securities       Equity
                                   ------------  -------------  -----------  ---------------   ----------------    -------------
Balance, December 31, 1996         $   (977,432) $ 158,381,944  $  (618,750)   $   2,099,266     $   (2,240,839)   $ 156,644,189

  Net earnings                          132,132      2,564,444           --               --                 --        2,696,576

  Distributions paid or accrued
    of $.59 per Unit,
    including return of capital
    of $.30 per Unit                   (267,580)    (5,193,234)          --               --                 --       (5,460,814)

  Adjustment to net unrealized
    gains (losses) on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-Backed
    Securities                               --             --           --         (568,133)        (1,606,005)      (2,174,138)
                                   ------------  -------------  -----------   --------------       ------------     ------------
Balance, March 31, 1997            $ (1,112,880) $ 155,753,154  $  (618,750)  $    1,531,133       $ (3,846,844)    $151,705,813
                                   ============  =============  ===========   ==============       ============  ============
Limited Partnership Units
  outstanding -  March 31,
  1997                                               8,802,091
                                                 =============



                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                       STATEMENTS OF CASH FLOWS

                                               (Unaudited)

                                                                                  For the three months
                                                                                       ended March 31,
                                                                                   1997             1996
                                                                               ------------     ------------
Cash flows from operating activities:
  Net earnings                                                                 $  2,696,576     $  2,764,718
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Gain on mortgage dispositions                                                        --             (628)
    Payments made and treated as additions to Certificates held for
      disposition and Due from HUD                                                2,558,251          (12,632)
    Changes in assets and liabilities:
      Increase in receivables and other assets                                     (107,195)         (87,298)
      Decrease in accounts payable and accrued
        expenses                                                                    (13,270)         (39,840)
      Increase in investment in affiliate and
     notes receivable and due from affiliates                                       (35,896)         (35,908)
                                                                               ------------     ------------
        Net cash provided by operating activities                                 5,098,466        2,588,412
                                                                               ------------     ------------
Cash flows from investing activities:
  Proceeds from dispositions of insured mortgages                                        --          691,675
  Receipt of principal from scheduled payments                                      278,446          247,763
                                                                               ------------     ------------
        Net cash provided by investing activities                                   278,446          939,438
                                                                               ------------     ------------
Cash flows from financing activities:
  Distributions paid to partners                                                 (2,776,685)      (2,961,797)
                                                                               ------------     ------------
        Net cash used in financing activities                                    (2,776,685)      (2,961,797)
                                                                               ------------     ------------
Net increase in cash and cash equivalents                                         2,600,227          566,053

Cash and cash equivalents, beginning of period                                    1,918,341        2,881,537
                                                                               ------------     ------------
Cash and cash equivalents, end of period                                       $  4,518,568     $  3,447,590



                   The accompanying notes are an integral part
                         of these financial statements.


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   ORGANIZATION

     American Insured Mortgage Investors L.P. - Series 88 (the Partnership) was formed under the Uniform Limited Partnership Act of the state of Delaware on February 13, 1987. The Partnership's reinvestment period expired on December 31, 1996 and the Partnership will terminate on December 31, 2021, unless previously terminated under the provisions of the Partnership Agreement.

     Effective September 6, 1991, CRIIMI, Inc. (the General Partner) succeeded the former general partners to become the sole general partner of the Partnership. CRIIMI, Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE).

     The Partnership's investment in mortgages consists of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration (FHA) programs (FHA-Insured Certificates), mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities) and FHA-insured mortgage loans (FHA-Insured Loans) and together with FHA-Insured Certificates and GNMA Mortgage-Backed Securities, referred to herein as Insured Mortgages. The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans, insured in whole or in part by the federal government, are non-recourse first liens on multifamily residential developments or retirement homes.

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 1997 and December 31, 1996 and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1996.

     New Accounting Standards
     ------------------------
          In February 1997, FASB issued SFAS No. 128 "Earnings per Share" ("FAS 128"). FAS 128 changes the requirements for calculation and disclosure of earnings per share. This statement eliminates the calculation of primary earnings per share and requires the disclosure of basic earnings per share and diluted earnings per share. There will be no impact to the earnings per Unit of limited partnership interest.

          During 1997 FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   BASIS OF PRESENTATION - Continued

     companies subject to portions of its requirements. The Partnership does not anticipate an impact to its current disclosures.

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES

     A.   Fully Insured Mortgage Investments
          ----------------------------------
          Listed below is the Partnership's aggregate investment in Fully Insured Acquired Insured Mortgages:

                                          March 31,      December 31,
                                            1997             1996
                                        ------------     ------------
Number of:
  GNMA Mortgage-Backed Securities                 22               22
  FHA-Insured Certificates                         5                5
Amortized Cost                          $ 73,566,116     $ 73,722,912
Face Value                                73,812,234       73,970,506
Fair Value                                73,088,201       74,492,545


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

          Listed below is the Partnership's aggregate investment in fully insured Originated Insured Mortgages:

                                     March 31,        December 31,
                                       1997               1996
                                   ------------       ------------
Number of Mortgages                           1                  1
Amortized Cost                     $ 11,341,649      $  11,356,150
Face Value                           10,981,644         10,994,620
Fair Value                           10,876,138         11,128,509

          As of May 1, 1997, all fully insured mortgages were current with respect to the payment of principal and interest.

          In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of March 31, 1997, the Partnership had received approximately $10.2 million from the assignment including partial repayment of accrued interest. The remaining balance of approximately $1.5 million, is included in Due from HUD and Receivables and other assets. HUD has disallowed the remaining $1.5 million balance of the assignment claim. The servicer is currently negotiating with HUD in regard to collection of the disallowed portion of the claim. The General Partner believes the full amount of the receivable will be recovered from either HUD or the Servicer.

     B.   Coinsured FHA-Insured Certificates
          ----------------------------------
          As of March 31, 1997 and December 31, 1996, the Partnership held investments in three FHA-Insured Certificates secured by coinsured mortgages. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of March 31, 1997 and December 31, 1996, the remaining two FHA-Insured Certificates are coinsured by Integrated Funding, Inc. (IFI), an affiliate of the Partnership.

     1.   Coinsured by third party
          ------------------------
          As of March 31, 1997, the Originated Coinsured Mortgage which is coinsured by Patrician, St. Charles Place-Phase II, was delinquent with respect to principal and interest. The following is a discussion of actual and potential performance problems with respect to this mortgage investment.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued


                                           March 31, 1997                                 December 31, 1996
                            ---------------------------------------------    ------------------------------------------
                              Amortized         Face            Fair           Amortized       Face           Fair
                                Cost            Value           Value            Cost          Value          Value
                            ------------     ------------    ------------    ------------  ------------    ------------
St. Charles Place -
  Phase II(1)               $  3,725,981     $  3,725,980    $  3,466,726    $  3,730,991  $  3,730,991    $  3,527,521


(1)  These amounts represent the Partnership's approximate 55% ownership interest in the mortgage.  The remaining 45% ownership interest is held by American Insured Mortgage Investors L.P. - Series 86, an affiliate of the Partnership.  As of May 1, 1997, the mortgagor has made payments of principal and interest due on the mortgage through October 1995 to the Partnership.
     Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.

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

     2.   Coinsured by affiliate
          ----------------------
          As of March 31, 1997 and December 31, 1996, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is Integrated Funding Inc.
          (IFI), an affiliate of the Partnership. No loan losses were recognized on these coinsured mortgages during the three months ended March 31, 1997 and 1996.

          As of May 1, 1997, these two IFI coinsured mortgages, as shown in the table below, were current with respect to the payment of principal and interest.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued


                                            March 31, 1997                                 December 31, 1996
                            ---------------------------------------------    ------------------------------------------
                              Amortized         Face            Fair           Amortized       Face           Fair
                                Cost            Value           Value            Cost          Value          Value
                            ------------     ------------    ------------    ------------  ------------    ------------
The Breakers at
  Golf Mill                 $ 22,447,578     $ 22,447,578    $ 20,553,194    $ 22,492,106  $ 22,492,106    $ 21,084,011
Summerwind Apts.-
  Phase II                     7,990,656        9,427,030       8,772,008       8,000,581     9,442,628       8,928,581
                            ------------     ------------    ------------    ------------  ------------   -------------
                            $ 30,438,234     $ 31,874,608    $ 29,325,202    $ 30,492,687  $ 31,934,734   $  30,012,592
                            ============     ============    ============    ============  ============   =============

4.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in fully insured Originated Insured Mortgages as of March 31, 1997 and December 31, 1996:

                                     March 31,       December 31,
                                       1997              1996
                                   ------------      ------------
Number of Mortgages                           4                 4
Amortized Cost                     $ 29,706,834      $ 29,746,073
Face Value                           29,126,181        29,163,152
Fair Value                           29,171,737        29,712,245


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INVESTMENT IN FHA-INSURED LOANS - Continued

          Listed below is the Partnership's aggregate investment in fully insured Acquired Insured Mortgages as of March 31, 1997 and December 31, 1996:

                                      March 31,       December 31,
                                        1997              1996
                                    ------------      ------------
Number of Mortgages                            2                 2
Amortized Cost                      $  1,121,129      $  1,129,575
Face Value                             1,118,327         1,126,731
Fair Value                             1,132,363         1,173,057


     As of May 1, 1997, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

     In addition to base interest payments from Fully Insured Originated Insured Mortgages, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). All of the FHA-Insured Loans contain Participations. During the three months ended March 31, 1997 and 1996, the Partnership received additional interest of $43,232 and $70,562, respectively, from one and three of the Participations, respectively. These amounts are included in mortgage investment income on the accompanying statements of operations.

5.   DUE FROM HUD

     Due from HUD consists of amounts due to the Partnership in connection with losses incurred on the disposition of fully insured and coinsured mortgage investments.

     As of March 31, 1997, Due from HUD includes approximately $605,000 related to the assignment of the mortgage on Water's Edge of New Jersey, as discussed in
Note 3 and approximately $59,000 related to the disposition of Hazeltine Shores. The disposition of an additional receivable totalling approximately $940,000 related to this assignment is reflected in Receivables and other assets on the balance sheet. As of December 31, 1996, Due from HUD included approximately $59,000 related to the disposition of Hazeltine Shores and approximately $3.2 million related to the assignment of Water's Edge of New Jersey.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the quarters ended March 31, 1997 and 1996 are as follows:

                                               1997           1996
                                             -------        -------
     Quarter ended March 31,                 $  0.59(1)     $0.32(2)
                                             =======        =====

(1) This amount includes approximately $0.27 per Unit return of capital from additional proceeds received in January 1997 related to the assignment of the mortgage on Water's Edge of New Jersey. In addition, this amount includes $0.02 per Unit return of capital due to remaining net proceeds from mortgage dispositions not reinvested prior to the expiration of the reinvestment period on December 31, 1996.

(2) This amount includes approximately $0.02 per Unit representing net proceeds from mortgage dispositions, if any, and previously undistributed accrued interest received from delinquent mortgages.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to
(1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure and acquisition costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three months ended March 31, 1997 and 1996, have earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.   TRANSACTIONS WITH RELATED PARTIES - Continued

                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES


                                                                           For the three months ended
                                          Capacity in Which                          March 31,
Name of Recipient                            Served/Item                    1997               1996
-----------------                   -----------------------------         --------           --------
CRIIMI, Inc.                        General Partner/Distributions         $267,580           $145,128

AIM Acquisition                     Advisor/Asset Management Fee           372,870            376,587
  Partners, L.P.(1)

CRIIMI MAE                          Affiliate of General Partner/
  Management, Inc.                    Expense Reimbursement                 16,875             18,874


(1)  The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to
     0.95% of Total Invested Assets (as defined in the Partnership Agreement) for the three months ended March 31, 1997 and 1996, respectively.  The sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets.  Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership earned a fee equal to $109,893 and $116,610, for the three months ended March 31, 1997 and 1996.  The Sub-advisor is an affiliate of CRIIMI MAE.


PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------
     The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the Partnership's other reports filed with the Securities and Exchange Commission that could cause actual results to differ materially.

General
-------
     As of March 31, 1997, the Partnership had invested in 37 Insured Mortgages with an aggregate amortized cost of approximately $150 million, a face value of approximately $151 million and a fair value of approximately $147 million.

     As of May 1, 1997, all of the fully insured FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans were current with respect to the payment of principal and interest except for the coinsured mortgage on St. Charles Place - Phase II which has made payments through October 1995. As discussed in Notes 3 and 4 to the financial statements, management does not anticipate that the delinquency will have an adverse material impact on the Partnership's financial statements.

     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of March 31, 1997, the Partnership had received approximately $10.2 million from the assignment including partial repayment of accrued interest. The remaining balance of approximately $1.5 million, is included in Due from HUD and Receivables and other assets. HUD has disallowed the remaining $1.5 million balance of the assignment claim. The servicer is currently negotiating with HUD in regard to collection of the disallowed portion of the claim. The General Partner believes the full amount of the receivable will be recovered from either HUD or the Servicer.

Results of Operations
---------------------
     Net earnings decreased slightly for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to a decrease in mortgage interest income, and a reduction in interest and other income, as discussed below. Partially offsetting these decreases was a reduction in expenses, as discussed below.

     Mortgage investment income decreased slightly for the three months ended March 31, 1997 as compared to the corresponding period in 1996. This decrease was primarily due to a decrease in contingent interest as discussed in Note 4. Also contributing to the decrease in mortgage investment income was the normal amortization of the mortgage base.

     Interest and other income decreased for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to the reinvestment in 1996 of proceeds from coinsurance claims related to 1995 dispositions.

     General and administrative expenses decreased slightly for the three months ended March 31, 1997 as compared to the corresponding periods in 1996.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

     Gains on mortgage dispositions decreased slightly for the three months ended March 31, 1997 as compared to the corresponding period in 1996. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. There were no mortgage dispositions during the three months ended March 31, 1997.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on insured mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first three months of 1997 to meet operating requirements.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to
(1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of insured mortgages and professional fees and foreclosure and acquisition costs incurred in connection with those insured mortgages and (4) variations in the Partnership's operating expenses. Since the Partnership is obligated to distribute the Proceeds of Mortgage Prepayments, Sales and Insurance on Insured Mortgages (as defined in the Partnership Agreement) to its Unitholders, the size of the Partnership's portfolio will continue to decrease. The magnitude of the decrease will depend upon the size of the Insured Mortgages which are prepaid, sold or assigned for insurance proceeds as reflected in the preceding table.

     Net cash provided by operating activities increased for the three months ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to the receipt of approximately $2.6 million related to the assignment of the mortgage on Water's Edge of New Jersey.

     Net cash provided by investing activities decreased for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to a reduction in proceeds from mortgage dispositions to $0 for the three months ended March 31, 1997 from approximately $700,000 for the corresponding period in 1996.

     Net cash used in financing activities decreased for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to a reduction in distributions paid to partners. The distribution paid during the three months ended March 31, 1996 included a special distribution of $0.02 per Unit in addition to regular cash flow whereas the distribution paid during the three months ended March 31, 1997 only consisted of regular cash flow.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FROM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1997.

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


May 15, 1997                  /s/ Cynthia O. Azzara
------------------            ---------------------------------
Date                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer