Form 10-Q
period 1997-06-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 1997-08-14
CIK 811437

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended              June 30, 1997
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
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
             ----        ----
     As of June 30, 1997, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1997

                                                               Page
                                                               ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - June 30, 1997 (unaudited)
            and December 31, 1996 . . . . . . . . . . .         3

          Statements of Operations - for the three
            and six months ended June 30, 1997 and
            1996 (unaudited)  . . . . . . . . . . . . .         5

          Statement of Changes in Partners' Equity -
            for the six months ended June 30,
            1997 (unaudited)  . . . . . . . . . . . . .         6

          Statements of Cash Flows - for the six
            months ended June 30, 1997 and
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                    June 30,       December 31,
                                                      1997             1996
                                                 -------------     ------------
                                                  (Unaudited)
                                     ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Acquired insured mortgages                   $  74,250,995    $  74,492,545
    Originated insured mortgages                    44,826,026       44,668,622
                                                 -------------    -------------
                                                   119,077,021      119,161,167
Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount and premium:
    Originated insured mortgages                    29,666,796       29,746,073
    Acquired insured mortgages                       1,112,473        1,129,575
                                                 -------------    -------------
                                                    30,779,269       30,875,648

Due from HUD                                           663,410        3,221,611

Cash and cash equivalents                            2,664,029        1,918,341

Investment in affiliate                              1,316,975        1,177,774

Notes receivable from affiliates and due
  from affiliates                                      729,493          797,687

Receivables and other assets                         2,576,462        2,402,130
                                                 -------------    -------------
         Total assets                            $ 157,806,659    $ 159,554,358
                                                 =============    =============


                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                            $   2,776,685    $   2,776,685

Accounts payable and accrued expenses                  137,494          133,484
                                                 -------------    -------------
         Total liabilities                           2,914,179        2,910,169
                                                 -------------    -------------
Commitments and contingencies

Partners' equity:
  Limited partners' equity                         156,590,609      158,381,944
  General partner's deficit                         (2,097,512)        (977,432)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                              (618,750)        (618,750)
  Net unrealized gains (losses) on investment
    in FHA-Insured Certificates and GNMA
    Mortgage-Backed Securities                       1,018,133         (141,573)
                                                 -------------    -------------
         Total partners' equity                    154,892,480      156,644,189
                                                 -------------    -------------

         Total liabilities and
           partners' equity                      $ 157,806,659    $ 159,554,358
                                                 =============    =============



                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                          STATEMENTS OF OPERATIONS

                                                (Unaudited)

                                                   For the three months ended              For the six months ended
                                                              June 30,                              June 30,
                                                  ----------------------------            ----------------------------
                                                      1997            1996                    1997            1996
                                                  ------------    ------------            ------------    ------------
Income:
  Mortgage investment income                      $  3,060,884    $  3,110,939            $  6,120,230    $  6,215,426
  Interest and other income                             43,293          72,951                 106,373         168,079
                                                  ------------    ------------            ------------    ------------
                                                     3,104,177       3,183,890               6,226,603       6,383,505
                                                  ------------    ------------            ------------    ------------
Expenses:
  Asset management fee to
    related parties                                    372,870         368,820                 745,740         745,407
  General and administrative                           101,799         103,346                 154,779         162,284
                                                  ------------    ------------            ------------    ------------
                                                       474,669         472,166                 900,519         907,691
Earnings before net losses on                     ------------    ------------            ------------    ------------
  mortgage dispositions                              2,629,508       2,711,724               5,326,084       5,475,814

Net losses on mortgage
  dispositions/modification                                 --        (378,528)                     --        (377,900)
                                                  ------------    ------------            ------------    ------------
      Net earnings                                $  2,629,508    $  2,333,196            $  5,326,084    $  5,097,914
                                                  ============    ============            ============    ============

Net earnings allocated to:
  Limited partners - 95.1%                        $  2,500,662    $  2,218,869            $  5,065,106    $  4,848,116
  General partner - 4.9%                               128,846         114,327                 260,978         249,798
                                                  ------------    ------------            ------------    ------------
                                                  $  2,629,508    $  2,333,196            $  5,326,084    $  5,097,914
                                                  ============    ============            ============    ============
Net earnings per Limited Partnership
  Unit                                            $       0.28    $       0.25            $       0.57    $       0.55
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


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                  STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                    For the six months ended June 30, 1997

                                                             (Unaudited)



                                                                                  Unrealized         Unrealized
                                                                                   Gains on          Losses on
                                                                                  Investment         Investment
                                                                                 in FHA-Insured     in FHA-Insured
                                                                   Repurchased   Certificates       Certificates
                                                                     Limited       and GNMA           and GNMA           Total
                                         General       Limited     Partnership  Mortgage-Backed    Mortgage-Backed     Partners'
                                         Partner       Partners       Units        Securities         Securities        Equity
                                      ------------  -------------  -----------  ---------------   ----------------  -------------
Balance, December 31, 1996            $   (977,432) $ 158,381,944  $  (618,750)  $    2,099,266       $ (2,240,839)  $156,644,189

  Net earnings                             260,978      5,065,106           --               --                 --      5,326,084

  Distributions paid or accrued
    of $.89 per Unit,
    including return of capital
    of $.32 per Unit                      (403,637)    (7,833,862)          --               --                 --     (8,237,499)

  Adjustment to net unrealized
    gains (losses) on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-Backed
    Securities                                  --             --           --         (372,079)         1,531,785      1,159,706
                                      ------------  -------------  -----------   --------------       ------------   ------------
Balance, June 30, 1997                $ (1,120,091) $ 155,613,188  $  (618,750)  $    1,727,187       $   (709,054)  $154,892,480
                                      ============  =============  ===========   ==============       ============   ============
Limited Partnership Units
  outstanding -  June 30,
  1997                                                  8,802,091
                                                    =============


                   The accompanying notes are an integral part
                         of these financial statements.


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                         STATEMENTS OF CASH FLOWS

                                                (Unaudited)

                                                                                           For the six months
                                                                                               ended June 30,
                                                                                        1997               1996
                                                                                    ------------       ------------
Cash flows from operating activities:
  Net earnings                                                                      $  5,326,084       $  5,097,914
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Net loss on mortgage dispositions                                                         --            377,900
    Payments made and treated as additions to Certificates
      held for dispositions and Due from HUD                                                 (50)           (62,584)
    Changes in assets and liabilities:
      Increase in receivables and other assets                                          (174,332)          (218,759)
      Increase in accounts payable and accrued expenses                                    4,010             41,710
      Decrease (increase) in investment in affiliate and notes
     receivable and due from affiliate                                                    68,194            (71,666)
                                                                                    ------------       ------------
        Net cash provided by operating activities                                      5,223,906          5,164,515
                                                                                    ------------       ------------
Cash flows from investing activities:
  Proceeds from dispositions of insured mortgages                                      2,558,251          8,571,748
  Investment in acquired insured mortgages                                                    --         (1,036,515)
  Receipt of principal from scheduled payments                                         1,340,231            498,013
  Increase in investment in affiliate                                                   (139,201)                --
                                                                                    ------------       ------------
        Net cash provided by investing activities                                      3,759,281          8,033,246
                                                                                    ------------       ------------
Cash flows from financing activities:
  Distributions paid to partners                                                      (8,237,499)        (5,923,594)
                                                                                    ------------       ------------
        Net cash used in financing activities                                         (8,237,499)        (5,923,594)
                                                                                    ------------       ------------
Net increase in cash and cash equivalents                                                745,688          7,274,167

Cash and cash equivalents, beginning of period                                         1,918,341          2,881,537
                                                                                    ------------       ------------
Cash and cash equivalents, end of period                                            $  2,664,029       $ 10,155,704
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

     The Partnership's investment in mortgages consists of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration (FHA) programs (FHA-Insured Certificates), mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities) and FHA-insured mortgage loans (FHA-Insured Loans and together with FHA-Insured Certificates and GNMA Mortgage-Backed Securities, referred to herein as Insured Mortgages). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans, insured in whole or in part by the federal government, are non-recourse first liens on multifamily residential developments or retirement homes. As discussed in Note 3, certain of the FHA-Insured Certificates are secured by coinsured mortgages.

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 1997 and December 31, 1996 and the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996.

     These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1996.

     New Accounting Standards
     ------------------------
          In February 1997, FASB issued SFAS No. 128 "Earnings per Share" (FAS
     128). FAS 128 changes the requirements for calculation and disclosure of earnings per share. This statement eliminates the calculation of primary earnings per share and requires the disclosure of basic earnings per share and diluted earnings per share. There will be no impact to the earnings per Unit of limited partnership interest.

          During 1997 FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" (FAS 129). FAS 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   BASIS OF PRESENTATION - Continued

     than ordinary common stock but expands the number of companies subject to portions of its requirements. The Partnership does not anticipate an impact to its current disclosures.

          During 1997 FASB issued SFAS No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in either the statement of income or another statement of comprehensive income. This would include net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale". FAS 130 is effective beginning January 1, 1998.

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES

     A.   Fully Insured Mortgage Investments
          ----------------------------------
          Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Certificates and GNMA Mortgage-Backed
     Securities:

                                           June 30,      December 31,
                                             1997            1996
                                        ------------     ------------
Number of:
  GNMA Mortgage-Backed Securities                 22               22
  FHA-Insured Certificates                         5                5
Amortized Cost                          $ 72,628,417     $ 73,722,912
Face Value                                73,650,791       73,970,506
Fair Value                                74,250,995       74,492,545


          Listed below is the Partnership's aggregate investment in fully insured originated FHA-Insured Certificates:

                                          June 30,       December 31,
                                            1997             1996
                                       ------------      ------------
Number of Mortgages                               1                 1
Amortized Cost                         $ 11,326,862      $ 11,356,150
Face Value                               10,968,402        10,994,620
Fair Value                               11,192,303        11,128,509

          As of August 1, 1997, all fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities were current with respect to the payment of principal and interest.

          In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

     the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of June 30, 1997, the Partnership had received approximately $10.2 million from the assignment including partial repayment of accrued interest. The remaining balance is approximately $1.5 million, of which $603,500 is included in Due from HUD and $897,000 is included in Receivables and other assets. HUD has disallowed the remaining $1.5 million balance of the assignment claim. The servicer is currently negotiating with HUD in regard to collection of the disallowed portion of the claim. The General Partner believes the full amount of the receivable will be recovered from either HUD or the servicer.

     B.   Coinsured FHA-Insured Certificates
          ----------------------------------
          As of June 30, 1997 and December 31, 1996, the Partnership held investments in three FHA-Insured Certificates secured by coinsured mortgages. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of June 30, 1997 and December 31, 1996, the remaining two FHA-Insured Certificates are coinsured by Integrated Funding, Inc. (IFI), an affiliate of the Partnership.

     1.   Coinsured by third party
          ------------------------
          As of June 30, 1997, the originated coinsured mortgage which is coinsured by Patrician, St. Charles Place-Phase II, was delinquent with respect to principal and interest. The following is a discussion of actual and potential performance problems with respect to this mortgage investment.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued


                                               June 30, 1997                                      December 31, 1996
                                ---------------------------------------------       ------------------------------------------
                                  Amortized        Face             Fair              Amortized       Face           Fair
                                    Cost           Value            Value               Cost          Value          Value
                                ------------    ------------     ------------       ------------  ------------    ------------
St. Charles Place -
  Phase II(1)                   $  3,720,861    $  3,720,861     $  3,527,144       $  3,730,991  $  3,730,991    $  3,527,521


(1)  These amounts represent the Partnership's approximate 55% ownership interest in the mortgage.  The remaining 45% ownership interest is held by American Insured Mortgage Investors L.P. - Series 86, an affiliate of the Partnership.  As of August 1,
     1997, the mortgagor has made payments of principal and interest due on the mortgage through November 1995 to the Partnership.
     Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.


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

     2.   Coinsured by affiliate
          ----------------------
          As of June 30, 1997 and December 31, 1996, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is Integrated Funding Inc.
          (IFI), an affiliate of the Partnership.

          As of August 1, 1997, these two IFI coinsured mortgages, as shown in the table below, were current with respect to the payment of principal and interest.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued


                                               June 30, 1997                                    December 31, 1996
                                ---------------------------------------------       ------------------------------------------
                                  Amortized        Face             Fair              Amortized       Face           Fair
                                    Cost           Value            Value               Cost          Value          Value
                                ------------    ------------     ------------       ------------  ------------    ------------
The Breakers at
  Golf Mill                     $ 22,402,266    $ 22,402,267     $ 21,184,498       $ 22,492,106  $ 22,492,106    $ 21,084,011
Summerwind Apts.-
  Phase II                         7,980,482       9,411,094        8,922,081          8,000,581     9,442,628       8,928,581
                                ------------    ------------     ------------       ------------  ------------   -------------
                                $ 30,382,748    $ 31,813,361     $ 30,106,579       $ 30,492,687  $ 31,934,734   $  30,012,592
                                ============    ============     ============       ============  ============   =============

4.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in fully insured originated FHA-Insured Loans as of June 30, 1997 and December 31, 1996:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INVESTMENT IN FHA-INSURED LOANS - Continued

                                         June 30,        December 31,
                                           1997              1996
                                       ------------      ------------
Number of Mortgages                               4                 4
Amortized Cost                         $ 29,666,796      $ 29,746,073
Face Value                               29,088,440        29,163,152
Fair Value                               29,588,000        29,712,245


          Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Loans as of June 30, 1997 and December 31, 1996:

                                         June 30,        December 31,
                                           1997              1996
                                       ------------      ------------
Number of Mortgages                               2                 2
Amortized Cost                         $  1,112,473      $  1,129,575
Face Value                                1,109,713         1,126,731
Fair Value                                1,145,986         1,173,057

     As of August 1, 1997, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

     In addition to base interest payments from fully insured FHA-Insured Loans, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). Three of the originated FHA-Insured Loans contain Participations. During the six months ended June 30, 1997 and 1996, the Partnership received additional interest of $101,151 and $84,947, respectively, from two and three of the Participations, respectively. These amounts are included in mortgage investment income on the accompanying statements of operations.

5.   DUE FROM HUD

     Due from HUD consists of amounts due to the Partnership in connection with losses incurred on the disposition of fully insured and coinsured mortgage investments.

     As of June 30, 1997, Due from HUD includes approximately $603,500 related to the assignment of the mortgage on Water's Edge of New Jersey, as discussed in
Note 3, and approximately $59,400 related to the disposition of Hazeltine Shores. As of December 31, 1996, Due from HUD included approximately $3.2 million related to the assignment of Water's Edge of New Jersey and approximately $59,000 related to the disposition of Hazeltine Shores.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 1997 and 1996 are as follows:

                                               1997           1996
                                             -------        -------
     Quarter ended March 31,                 $  0.59(1)     $0.32(2)
     Quarter ended June 30,                     0.30         0.30
                                             -------        -----
                                             $  0.89        $0.62
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

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to
(1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the six months ended June 30, 1997 and 1996, have earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           -----------------------------------------------

                                                                        For the                      For the
                                                                    three months ended         six months ended
                                Capacity in Which                       June 30,                    June 30,
Name of Recipient                  Served/Item                     1997         1996          1997           1996
-----------------         ----------------------------          ----------   ----------    ----------     ----------
CRIIMI, Inc.              General Partner/Distribution             136,057      136,058       403,637        281,186

AIM Acquisition           Advisor/Asset Management Fee             372,870      368,820       745,740        745,407
  Partners, L.P.(1)

CRIIMI MAE                Affiliate of General Partner/             15,969       36,713        32,844         55,587
Management, Inc.            Expense Reimbursement


(1)  The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to
     0.95% of Total Invested Assets (as defined in the Partnership Agreement) for the six months ended June 30, 1997 and 1996, respectively.  The sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets.  Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership (the Sub-advisor) earned a fee equal to $252,630 and
     $219,692 for the six months ended June 30, 1997 and 1996, respectively.  The Sub-advisor is an affiliate of CRIIMI MAE.


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

General
-------
     As of June 30, 1997, the Partnership had invested in 37 Insured Mortgages with an aggregate amortized cost of approximately $149 million, a face value of approximately $150 million and a fair value of approximately $150 million.

     As of August 1, 1997, all of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans were current with respect to the payment of principal and interest except for the coinsured mortgage on St. Charles Place
- Phase II which has made payments through November 1995. As discussed in Note 3 to the financial statements, management does not anticipate that this delinquency will have an adverse material impact on the Partnership's financial statements.

     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of June 30, 1997, the Partnership had received approximately $10.2 million from the assignment including partial repayment of accrued interest. The remaining balance is approximately $1.5 million, of which $603,500 is included in Due from HUD and $897,000 is included in Receivables and other assets. HUD has disallowed the remaining $1.5 million balance of the assignment claim. The servicer is currently negotiating with HUD in regard to collection of the disallowed portion of the claim. The General Partner believes the full amount of the receivable will be recovered from either HUD or the servicer.

Results of Operations
---------------------
     Net earnings increased for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996 primarily due to a decrease in losses on mortgage dispositions.

     Mortgage investment income decreased for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996 primarily due to the normal amortization of the mortgage base. Also contributing to the decrease in mortgage investment income was a decrease in contingent interest as discussed in Note 4.

     Interest and other income decreased for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996 primarily due to the reinvestment in 1996 of proceeds from coinsurance claims related to 1995 dispositions.

     Net losses on mortgage dispositions decreased for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. There were no mortgage dispositions during the three and six months ended June 30, 1997. During the three and six months ended June 30, 1996, the Partnership incurred

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

net losses on mortgage dispositions and modifications of approximately $378,000 related to the prepayment of the mortgage on Harbor View Estates, the partial settlement of the coinsurance claim in Water's Edge of New Jersey and the modification of the mortgage on Turn at Gresham.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first six months of 1997 to meet operating requirements.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to
(1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of insured mortgages and professional fees and foreclosure costs incurred in connection with those insured mortgages and (4) variations in the Partnership's operating expenses.

     Net cash provided by operating activities did not significantly change for the six months ended June 30, 1997 as compared to the corresponding period in 1996.

     Net cash provided by investing activities decreased for the six months ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to a reduction in proceeds from mortgage dispositions. This decrease was partially offset by the receipt of a principal curtailment of approximately $778,000 from the mortgage on Olde Mill Apartments in May 1997 and a reduction in mortgage acquisitions due to the expiration of the reinvestment period as of December 31, 1996.

     Net cash used in financing activities increased for the six months ended June 30, 1997 as compared to the corresponding period in 1996 primarily due to an increase in distributions paid to the partners. The distribution paid for the six months ended June 30, 1997 included a special distribution of $0.27 per Unit for partial payment received on Waters Edge of New Jersey assignment and a special distribution of $0.02 per Unit for previously undistributed return on capital, in addition to regular cash flow. This compares to the distribution paid during the six months ended June 30, 1996, which consisted of a special distribution of $0.02 per Unit in addition to regular cash flow.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FROM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1997.

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


August 14, 1997               /s/ Cynthia O. Azzara
------------------            ---------------------------------
Date                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer