Form 10-Q
period 1997-09-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 1997-11-14
CIK 811437

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            September 30, 1997
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
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----        ----
     As of September 30, 1997, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                                               Page
                                                               ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - September 30, 1997 (unaudited)
            and December 31, 1996 . . . . . . . . . . .         3

          Statements of Operations - for the three
            and nine months ended September 30, 1997 and
            1996 (unaudited)  . . . . . . . . . . . . .         4

          Statement of Changes in Partners' Equity -
            for the nine months ended September 30,
            1997 (unaudited)  . . . . . . . . . . . . .         5

          Statements of Cash Flows - for the nine
            months ended September 30, 1997 and
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                 September 30,   December 31,
                                                      1997           1996
                                                 -------------   ------------
                                                  (Unaudited)
                                     ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Acquired insured mortgages                   $  74,195,233  $  74,492,545
    Originated insured mortgages                    44,847,161     44,668,622
                                                 -------------  -------------
                                                   119,042,394    119,161,167
Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount and premium:
    Originated insured mortgages                    22,640,659     29,746,073
    Acquired insured mortgages                       1,103,599      1,129,575
                                                 -------------  -------------
                                                    23,744,258     30,875,648

Due from HUD                                           663,410      3,221,611

Cash and cash equivalents                            9,730,321      1,918,341

Investment in affiliate                              1,281,884      1,177,774

Notes receivable from affiliates and due
  from affiliates                                      658,486        797,687

Receivables and other assets                         2,690,162      2,402,130
                                                 -------------  -------------
         Total assets                            $ 157,810,915  $ 159,554,358
                                                 =============  =============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                            $   9,810,953  $   2,776,685

Accounts payable and accrued expenses                   96,005        133,484
                                                  ------------  -------------
         Total liabilities                           9,906,958      2,910,169
                                                  ------------  -------------

Partners' equity:
  Limited partners' equity                         148,743,784    158,381,944
  General partner's deficit                         (1,474,035)      (977,432)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                              (618,750)      (618,750)
  Net unrealized gains (losses) on investment
    in FHA-Insured Certificates and GNMA
    Mortgage-Backed Securities                       1,252,958       (141,573)
                                                  ------------  -------------
         Total partners' equity                    147,903,957    156,644,189
                                                  ------------  -------------
         Total liabilities and
           partners' equity                       $157,810,915   $159,554,358
                                                  ============   ============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                        STATEMENTS OF OPERATIONS

                                               (Unaudited)

                                              For the three months ended       For the nine months ended
                                                      September 30,                    September 30,
                                              ----------------------------     ----------------------------
                                                  1997            1996             1997            1996
                                              ------------    ------------     ------------    ------------
Income:
  Mortgage investment income                  $  2,905,720    $  2,999,765     $  9,025,950    $  9,215,191
  Interest and other income                         76,758          33,748          183,131         201,827
                                              ------------    ------------     ------------    ------------
                                                 2,982,478       3,033,513        9,209,081       9,417,018
                                              ------------    ------------     ------------    ------------
Expenses:
  Asset management fee to
    related parties                                367,330         378,945        1,113,070       1,124,352
  General and administrative                        48,290          65,093          203,069         227,377
                                              ------------    ------------     ------------    ------------
                                                   415,620         444,038        1,316,139       1,351,729
Earnings before net losses on                 ------------    ------------     ------------    ------------
  mortgage dispositions and
  mortgage modifications                         2,566,858       2,589,475        7,892,942       8,065,289

Net gains (losses) on mortgage
  dispositions/modification                         20,746              --           20,746        (377,900)
                                              ------------    ------------     ------------     -----------
      Net earnings                            $  2,587,604    $  2,589,475     $  7,913,688     $ 7,687,389
                                              ============    ============     ============     ===========

Net earnings allocated to:
  Limited partners - 95.1%                    $  2,460,811    $  2,462,591     $  7,525,917     $ 7,310,707
  General partner - 4.9%                           126,793         126,884          387,771         376,682
                                              ------------    ------------     ------------     -----------
                                              $  2,587,604    $  2,589,475     $  7,913,688     $ 7,687,389
                                              ============    ============     ============     ===========
Net earnings per Limited Partnership
  Unit                                        $       0.28    $       0.28     $       0.85     $      0.83
                                              ============    ============     ============     ===========



                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                STATEMENT OF CHANGES IN PARTNERS' EQUITY

                              For the nine months ended September 30, 1997

                                               (Unaudited)



                                                                               Unrealized          Unrealized
                                                                                Gains on           Losses on
                                                                               Investment          Investment
                                                                              in FHA-Insured      in FHA-Insured
                                                                Repurchased   Certificates        Certificates
                                                                  Limited       and GNMA            and GNMA           Total
                                      General       Limited     Partnership  Mortgage-Backed     Mortgage-Backed     Partners'
                                      Partner       Partners       Units        Securities          Securities        Equity
                                   ------------  -------------  -----------  ---------------    ----------------  -------------
Balance, December 31, 1996         $   (977,432) $ 158,381,944  $  (618,750)   $   2,099,266      $   (2,240,839) $ 156,644,189

  Net earnings                          387,771      7,525,917           --               --                  --      7,913,688

  Distributions paid or accrued
    of $1.95 per Unit,
    including return of capital
    of $1.09 per Unit                  (884,374)   (17,164,077)          --               --                  --    (18,048,451)

  Adjustment to net unrealized
    gains (losses) on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-Backed
    Securities                               --             --           --          679,397             715,134      1,394,531
                                   ------------  -------------  -----------   --------------        ------------   ------------
Balance, September 30, 1997        $ (1,474,035) $ 148,743,784 $   (618,750)  $    2,778,663        $ (1,525,705)  $147,903,957
                                   ============  =============  ===========   ==============        ============   ============
Limited Partnership Units
  outstanding -  September 30,
  1997                                               8,802,091
                                                 =============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                           AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                        STATEMENTS OF CASH FLOWS

                                               (Unaudited)

                                                                           For the nine months
                                                                           ended September 30,
                                                                         1997              1996
                                                                     ------------      ------------
Cash flows from operating activities:
  Net earnings                                                       $  7,913,688      $  7,687,389
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Net (gain) loss on mortgage dispositions                              (20,746)          377,900
    Payments made and treated as additions to Certificates
      held for dispositions and Due from HUD                                  (50)          (37,452)
    Changes in assets and liabilities:
      Increase in receivables and other assets                           (288,032)         (294,615)
      Decrease in accounts payable and accrued
        expenses                                                          (37,479)          (37,755)
      Decrease (increase) in notes receivable from affiliates
     and due from affiliates                                              139,201           (35,908)
                                                                     ------------      ------------

        Net cash provided by operating activities                       7,706,582         7,659,559
                                                                     ------------      ------------
Cash flows from investing activities:
  Proceeds from dispositions of insured mortgages                       9,574,408         8,571,748
  Investment in acquired insured mortgages                                     --        (9,416,014)
  Receipt of principal from scheduled payments                          1,649,283           764,357
  (Increase) decrease in investment in affiliate                         (104,110)           11,542
                                                                     ------------      ------------
        Net cash provided by (used in) investing activities            11,119,581           (68,367)
                                                                     ------------      ------------
Cash flows from financing activities:
  Distributions paid to partners                                      (11,014,183)       (8,700,279)
                                                                     ------------      ------------
        Net cash used in financing activities                         (11,014,183)       (8,700,279)
                                                                     ------------      ------------
Net increase in cash and cash equivalents                               7,811,980        (1,109,087)

Cash and cash equivalents, beginning of period                          1,918,341         2,881,537
                                                                     ------------      ------------
Cash and cash equivalents, end of period                             $  9,730,321      $  1,772,450
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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1997 and December 31, 1996 and the results of its operations for the three and nine months ended September 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

                                       September 30,      December 31,
                                            1997              1996
                                        ------------      ------------
Number of:
  GNMA Mortgage-Backed Securities                 22                22
  FHA-Insured Certificates                         5                 5
Amortized Cost                          $ 72,435,811      $ 73,722,912
Face Value                                72,679,020        73,970,506
Fair Value                                74,195,233        74,492,545


          Listed below is the Partnership's aggregate investment in fully insured originated FHA-Insured Certificates:

                                       September 30,      December 31,
                                            1997              1996
                                        ------------      ------------
Number of Mortgages                                1                 1
Amortized Cost                          $ 11,311,785      $ 11,356,150
Face Value                                10,954,890        10,994,620
Fair Value                                11,178,614        11,128,509

          As of November 6, 1997, all fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities were current with respect to the payment of principal and interest.

          In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of September 30, 1997, the Partnership had received approximately $10.2 million from the assignment including partial repayment of accrued interest. The remaining balance is approximately $1.5 million, of which $603,500 is included in Due from HUD and $897,000 is included in Receivables and other assets. HUD has disallowed the remaining $1.5 million balance of the assignment claim. The servicer is currently negotiating with HUD in regard to collection of the disallowed portion of the claim. The General Partner believes the full amount of the receivable will be recovered from either HUD or the servicer.

     B.   Coinsured FHA-Insured Certificates
          ----------------------------------
          As of September 30, 1997 and December 31, 1996, the Partnership held investments in three FHA-Insured Certificates secured by coinsured mortgages. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of September 30, 1997 and December 31, 1996, the remaining two FHA-Insured Certificates are coinsured by Integrated Funding, Inc. (IFI), an affiliate of the Partnership.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

     1.   Coinsured by third party
          ------------------------
          As of September 30, 1997, the originated coinsured mortgage which is coinsured by Patrician, St. Charles Place-Phase II, was delinquent with respect to principal and interest. The following is a discussion of actual and potential performance problems with respect to this mortgage investment.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued


                                   September 30, 1997                                    December 31, 1996
                       ---------------------------------------------         ------------------------------------------
                         Amortized         Face            Fair                Amortized       Face           Fair
                           Cost            Value           Value                 Cost          Value          Value
                       ------------     ------------    ------------         ------------  ------------    ------------
St. Charles Place -
  Phase II(1)          $  3,715,630     $  3,715,630    $  3,550,104         $  3,730,991  $  3,730,991    $  3,527,521


(1)  These amounts represent the Partnership's approximate 55% ownership interest in the mortgage.  The remaining 45% ownership interest is held by American Insured Mortgage Investors L.P. - Series 86, an affiliate of the Partnership.  As of November 1,
     1997, the mortgagor has made payments of principal and interest due on the mortgage through November 1995 to the Partnership.
     Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.

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

     2.   Coinsured by affiliate
          ----------------------
          As of September 30, 1997 and December 31, 1996, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is Integrated Funding Inc.
          (IFI), an affiliate of the Partnership.

          As of November 1, 1997, these two IFI coinsured mortgages, as shown in the table below, were current with respect to the payment of principal and interest.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued


                                       September 30, 1997                                December 31, 1996
                          ---------------------------------------------      ------------------------------------------
                            Amortized         Face            Fair             Amortized       Face           Fair
                              Cost            Value           Value              Cost          Value          Value
                          ------------     ------------    ------------      ------------  ------------    ------------
The Breakers at
  Golf Mill               $ 22,356,156     $ 22,356,157    $ 21,141,177      $ 22,492,106  $ 22,492,106    $ 21,084,011
Summerwind Apts.-
  Phase II                   7,970,054        9,394,813       8,977,266         8,000,581     9,442,628       8,928,581
                          ------------     ------------    ------------      ------------  ------------   -------------
                          $ 30,326,210     $ 31,750,970    $ 30,118,443      $ 30,492,687  $ 31,934,734   $  30,012,592
                          ============     ============    ============      ============  ============   =============


4.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in fully insured originated FHA-Insured Loans as of September 30, 1997 and December 31, 1996:

                                     September 30,      December 31,
                                          1997              1996
                                     -------------      ------------
Number of Mortgages(1)                           3                 4
Amortized Cost                        $ 22,640,659      $ 29,746,073
Face Value                              22,243,809        29,163,152
Fair Value                              22,863,465        29,712,245


(1)  During August 1997, the mortgage on Parkside Estates was prepaid.  The
     Partnership received net proceeds of approximately $7.1 million and recognized a gain of approximately $20,700 on this prepayment. A distribution of $0.76 per Unit related to this prepayment was declared in September 1997 and was paid in November 1997.


          Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Loans as of September 30, 1997 and December 31, 1996:

                                     September 30,     December 31,
                                          1997             1996
                                     -------------     ------------
Number of Mortgages                              2                2
Amortized Cost                        $  1,103,599     $  1,129,575
Face Value                               1,100,881        1,126,731
Fair Value                               1,159,041        1,173,057

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INVESTMENT IN FHA-INSURED LOANS - Continued

     As of November 1, 1997, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

     In addition to base interest payments from fully insured FHA-Insured Loans, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). Currently, two of the originated FHA-Insured Loans contain Participations. During the nine months ended September 30, 1997 and 1996, the Partnership received additional interest of $101,151 and $84,947, respectively, from two and three of the Participations, respectively. These amounts are included in mortgage investment income on the accompanying statements of operations.

5.   DUE FROM HUD

     Due from HUD consists of amounts due to the Partnership in connection with losses incurred on the disposition of fully insured and coinsured mortgage investments.

     As of September 30, 1997, Due from HUD includes approximately $603,500 related to the assignment of the mortgage on Water's Edge of New Jersey, as discussed in Note 3, and approximately $59,400 related to the disposition of Hazeltine Shores. As of December 31, 1996, Due from HUD included approximately $3.2 million related to the assignment of Water's Edge of New Jersey and approximately $59,000 related to the disposition of Hazeltine Shores.

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 1997 and 1996 are as follows:

                                               1997           1996
                                             -------        -------
     Quarter ended March 31,                 $  0.59(1)     $0.32(2)
     Quarter ended June 30,                     0.30         0.30
     Quarter ended September 30,                1.06(3)      0.30
                                             -------        -----
                                             $  1.95        $0.92
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

(3) This amount includes $0.76 per Unit return of capital and gain due to prepayment of the mortgage on Parkside Estates, as discussed in Note 4.

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

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the nine months ended September 30, 1997 and 1996, have earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           -----------------------------------------------

                                                                For the                  For the
                                                           three months ended       nine months ended
                               Capacity in Which               September 30,            September 30,
Name of Recipient                 Served/Item               1997        1996         1997         1996
-----------------        ----------------------------    ----------  ----------   ----------   ----------
CRIIMI, Inc.             General Partner/Distribution       480,737     136,057      884,374      417,243

AIM Acquisition          Advisor/Asset Management Fee       367,330     372,945    1,113,070      124,352
  Partners, L.P.(1)

CRIIMI MAE               Affiliate of General Partner/       20,328      25,515       50,379       60,172
Management, Inc.           Expense Reimbursement


(1)  The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to
     0.95% of Total Invested Assets (as defined in the Partnership Agreement) for the nine months ended September 30, 1997 and 1996, respectively.  The sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets.  Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership (the Sub-advisor) earned a fee equal to $338,046 and
     $331,376 for the nine months ended September 30, 1997 and 1996, respectively.  The Sub-advisor is an affiliate of CRIIMI MAE.


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

General
-------
     As of September 30, 1997, the Partnership had invested in 36 Insured Mortgages with an aggregate amortized cost of approximately $142 million, a face value of approximately $142 million and a fair value of approximately $143 million.

     As of November 6, 1997, all of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans were current with respect to the payment of principal and interest except for the coinsured mortgage on St. Charles Place
- Phase II which has made payments through November 1995. As discussed in Note 3 to the financial statements, management does not anticipate that this delinquency will have an adverse material impact on the Partnership's financial statements.

     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of September 30, 1997, the Partnership had received approximately $10.2 million from the assignment including partial repayment of accrued interest. The remaining balance is approximately $1.5 million, of which $603,500 is included in Due from HUD and $897,000 is included in Receivables and other assets. HUD has disallowed the remaining $1.5 million balance of the assignment claim. The servicer is currently negotiating with HUD in regard to collection of the disallowed portion of the claim. The General Partner believes the full amount of the receivable will be recovered from either HUD or the servicer.

     During August 1997, the mortgage on Parkside Estates was prepaid. The Partnership received net proceeds of approximately $7.1 million and recognized a gain of approximately $20,700 on this prepayment. A distribution of $0.76 per Unit related to this prepayment was declared in September 1997 and was paid in November 1997.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations
---------------------
     Net earnings increased for the nine months ended September 30, 1997 as compared to the corresponding period in 1996 primarily due to a reduction in losses on mortgage dispositions and modifications.

     Mortgage investment income decreased for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to prepayment of the mortgage on Parkside Estates, as discussed previously, and due to normal amortization of the mortgage base.

     Interest and other income increased for the three months ended September 30, 1997 as compared to the corresponding period in 1996 primarily due to the reinvestment of proceeds from the prepayment of the mortgage on Parkside Estates and a principal curtailment made on the mortgage on Olde Mills for approximately $778,000. The Partnership expects to declare a distribution related to this curtailment of $0.09 per Unit in November 1997 which will be paid in February 1998. Interest and other income did not change significantly for the nine months ended September 30, 1997 as compared to the corresponding period in 1996.

     Net losses on mortgage dispositions decreased for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996.
Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. During the three and nine months ended September 30, 1997, the Partnership incurred a net gain on mortgage dispositions of approximately $20,700 related to the prepayment of the mortgage on Parkside Estates. During the nine months ended September 30, 1996, the Partnership incurred net losses on mortgage dispositions and modifications of approximately $378,000 related to the prepayment of the mortgage on Harbor View Estates, the partial settlement of the coinsurance claim in Water's Edge of New Jersey and the modification of the mortgage on Turn at Gresham.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first nine months of 1997 to meet operating requirements.

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

     Net cash provided by operating activities did not change significantly for the nine months ended September 30, 1997 as compared to the corresponding period in 1996.

     Net cash provided by investing activities increased for the nine months ended September 30, 1997 as compared to the corresponding period in 1996

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

primarily due to the expiration of the reinvestment period as of December 31, 1996. Also contributing to the increase was the receipt of disposition proceeds from the prepayment of the mortgage on Parkside Estates, the partial payment received on the Water's Edge of New Jersey assignment and the receipt of a principal curtailment for approximately $778,000 from the mortgage on Olde Mill Apartments. The Partnership expects to declare a distribution of $0.09 per Unit in November 1997 which will be paid in February 1998 related to this curtailment.

     Net cash used in financing activities increased for the nine months ended September 30, 1997 as compared to the corresponding period in 1996 primarily due to an increase in distributions paid to the partners. The distribution paid for the nine months ended September 30, 1997 included a special distribution of $0.27 per Unit for partial payment received on the assignment of the mortgage on Water's Edge of New Jersey, a return of capital of $0.76 per Unit for the prepayment of the mortgage on Parkside Estates and a special distribution of $0.02 per Unit for previously undistributed return of capital, in addition to regular cash flow. This compares to the distribution paid during the nine months ended September 30, 1996, which consisted of a special distribution of $0.02 per Unit in addition to regular cash flow.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FROM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1997.

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


November 14, 1997             /s/ Cynthia O. Azzara
------------------            ---------------------------------
Date                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer