Form 10-K
period 1997-12-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 1998-04-01
CIK 811437

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1997
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 6, 1998, 8,802,091 Depositary Units of Limited Partnership Interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $123,218,858.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                         1997 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                         Page
                                                         ----
Item 1.   Business  . . . . . . . . . . . . . . . . . .    4
Item 2.   Properties  . . . . . . . . . . . . . . . . .    5
Item 3.   Legal Proceedings . . . . . . . . . . . . . .    5
Item 4.   Submission of Matters to a Vote of
            Security Holders  . . . . . . . . . . . . .    5

                                     PART II
                                     -------
Item 5.   Market for Registrant's Securities and
            Related Security Holder Matters . . . . . .    6
Item 6.   Selected Financial Data . . . . . . . . . . .    8
Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations  . . . . . . . . . . . . . . . .    9
Item 8.   Financial Statements and Supplementary Data .   18
Item 9.   Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure  . .   18

                                    PART III
                                    --------
Item 10.  Directors and Executive Officers of the
            Registrant  . . . . . . . . . . . . . . . .   19
Item 11.  Executive Compensation  . . . . . . . . . . .   20
Item 12.  Security Ownership of Certain Beneficial
            Owners and Management . . . . . . . . . . .   20
Item 13.  Certain Relationships and Related Transactions. 20

                                     PART IV
                                     -------
Item 14.  Exhibits, Financial Statement Schedules and
            Reports on Form 8-K . . . . . . . . . . . .   21
Signatures  . . . . . . . . . . . . . . . . . . . . . .   24

                                     PART I

ITEM 1.   BUSINESS

Development and Description of Business
---------------------------------------
     Information concerning the business of American Insured Mortgage Investors L.P.-Series 88 (the Partnership) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 4, 5 and 7 of the notes to the financial statements of the Partnership. Also see Schedule IV-Mortgage Loans on Real Estate for a summary of mortgage investments held by the Partnership as of December 31, 1997.

Employees
---------
     The Partnership has no employees. The business of the Partnership is managed by CRIIMI, Inc. (the General Partner), while its portfolio of mortgages is managed by AIM Acquisition Partners, L.P. (the Advisor) pursuant to an advisory agreement (the Advisory Agreement). CRIIMI, Inc. is a wholly-owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE). CRIIMI MAE was formerly managed by an affiliate of CRI, Inc. (CRI).

     The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition) and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE. Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered real estate investment trust (REIT), an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a result of this transaction, effective June 30, 1995, CRIIMI MAE Services Limited Partnership, an affiliate of CRIIMI MAE, manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

Competition
-----------
     In disposing of mortgage investments, the Partnership competes with private investors, mortgage banking companies, mortgage brokers, state and local government agencies, lending institutions, trust funds, pension funds, and other entities, some with similar objectives to those of the Partnership and some of which are or may be affiliates of the Partnership, its General Partner, the Advisor and their respective affiliates. Some of these entities may have substantially greater capital resources and experience than the Partnership in disposing of the Federal Housing Administration (FHA) insured mortgages than the Partnership.

     CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, REITS or other entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that one or more of the other AIM Partnerships (American Insured Mortgage Investors L.P. - Series 84, American Insured Mortgage Investors - Series 85, L.P., American Insured Mortgage Investors L.P. - Series 86, American Insured Mortgage Investors L.P. - Series 88, collectively referred to herein as AIM Partnerships) and/or other entities sponsored or managed by CRIIMI MAE, are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CRIIMI MAE Services Limited Partnership and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CRIIMI MAE Services Limited Partnership and CRIIMI, Inc., however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.

                                     PART I

Forward-Looking Statements
--------------------------
     In accordance with the Private Securities Litigation Reform Act of 1995, the Partnership can obtain a "Safe Harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. The Partnership's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages.

ITEM 2.   PROPERTIES

     Although the Partnership does not own the underlying real estate, the mortgages underlying the Partnership's mortgage investments are primarily non-recourse first liens on the respective multifamily residential developments or retirement homes.

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Partnership is a party.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1997.

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

                                     PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  SECURITIES  AND RELATED  SECURITY    HOLDER
          MATTERS - Continued

     The high and low bid prices for the Units as reported on AMEX for each quarterly period in 1997 and 1996 were as follows:

                                                         1997
                                                         ----
      Quarter Ended                             High               Low
      -------------                            -------           -------
      March 31, 1997                           $15               $14
      June 30, 1997                             15                14
      September 30, 1997                        14 7/8            13 3/8
      December 31, 1997                         13 15/16          13 3/16

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
      March 31, 1996                           $14 1/8           $12 3/4
      June 30, 1996                             13 5/8            12 5/8
      September 30, 1996                        13 3/8            12 3/4
      December 31, 1996                         13 7/8            13 1/8

                                     PART II

ITEM 5.   MARKET  FOR  REGISTRANT'S  SECURITIES  AND RELATED  SECURITY    HOLDER
          MATTERS - Continued

Distribution Information
------------------------
      Distributions per Unit, payable out of the cash flow of the Partnership, during 1997 and 1996 were as follows:


            Distributions for the            Amount of Distribution
                Quarter Ended                       Per Unit
            ---------------------            ----------------------
            March 31, 1997                        $    0.59 (1)
            June 30, 1997                              0.30
            September 30, 1997                         1.06 (2)
            December 31, 1997                          0.38 (3)
                                                  ---------
                                                  $    2.33
                                                  =========

            March 31, 1996                        $    0.32 (4)
            June 30, 1996                              0.30
            September 30, 1996                         0.30
            December 31, 1996                          0.30
                                                  ---------
                                                  $    1.22
                                                  =========

(1)   This amount includes approximately $0.27 per Unit representing partial receipt of proceeds from the assignment of Water's Edge of New Jersey and approximately $0.02 per Unit representing proceeds from mortgage dispositions not reinvested prior to the expiration of the reinvestment period.
(2)   This amount includes approximately $0.76 per Unit representing proceeds from the prepayment of the mortgage on Parkside Estates.
(3)   This amount includes approximately $0.08 per Unit representing a curtailment on the mortgage of Olde Mill Apartments and approximately $0.01 per Unit representing previously undistributed accrued interest received from St. Charles Place - Phase II.
(4)   This amount includes approximately $0.02 per Unit representing previously undistributed accrued interest received from Water's Edge of New Jersey.


     There are no material legal restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement.

                               Approximate Number of Unitholders
Title of Class                      as of December 31, 1997
-----------------               -------------------------------
Depositary Units of Limited
  Partnership Interest                     7,200

                                     PART II

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in thousands, except per Unit amounts)

                                                                               For the Years Ended December 31,
                                                               1997        1996       1995        1994            1993
                                                             --------    --------   --------    --------        --------
Income                                                       $ 12,167    $ 12,465   $ 13,236    $ 13,332        $ 13,644

Net (losses) gains on
  mortgage dispositions/modifications                            (354)       (378)     2,452         978            (972)

Net earnings                                                   10,097      10,293     13,795      11,540          10,542

Net earnings per Limited
  Partnership Unit - Basic (1)                                   1.09        1.11       1.49        1.24            1.13

Distributions per Limited
  Partnership Unit (1)(2)                                        2.33        1.22       1.66        1.41            1.12


                                                                                    As of December 31,
                                                               1997        1996       1995        1994            1993
                                                             --------    --------   --------    --------        --------

Total assets                                                 $150,616    $159,554   $161,927    $154,805        $166,904

Partners' equity                                             $146,977    $156,644   $158,806    $150,506        $161,498


(1)  Calculated based upon the weighted average number of Units outstanding.  See Note 2 of the notes to the financial statements of the Partnership.

(2)  Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 1997, 1996, 1995, 1994 and
     1993, which were paid subsequent to year end.  See Notes 7 and 9 of the notes to the Partnership's financial statements contained in Item 8, "Financial Statements and Supplementary Data."


     The selected statements of operations data presented above for the years ended December 31, 1997, 1996 and 1995, and the balance sheet data as of December 31, 1997 and 1996, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1995 and 1994 and the balance sheet data as of December 31, 1996, 1995 and 1994 are derived from audited financial statements not included in this Form 10-
K. This data should be read in conjunction with the financial statements and the notes thereto.

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

     Until the change in the Partnership's investment policy, as discussed below, the Partnership was in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). As of December 31, 1997, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by the Federal Housing Administration (FHA) or Acquired Insured Mortgages which are fully insured (as more fully described below).

     The Partnership's reinvestment period expired on December 31, 1996, and the Partnership Agreement states that the Partnership will terminate on December 31, 2021, unless previously terminated under the provisions of the Partnership Agreement.

     The Partnership is currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Partnership does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Partnership does not anticipate any material disruption in its operations as a result of any failure by the Partnership to be in compliance. The Partnership is currently evaluating the Year 2000 compliance status of its service providers. The Partnership does not expect any non Year 2000 compliance to cause any disruption in its operations by its service providers.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

     As of December 31, 1997, the Partnership had invested in 36 Insured Mortgages with aggregate amortized cost, face and fair values of approximately $141 million, $142 million, and $143 million, respectively.

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

     A.   Fully Insured FHA-Insured Certificates and GNMA
            Mortgage-Backed Securities
          -----------------------------------------------
          Listed below is the Partnership's aggregate investment in fully insured Acquired Insured Mortgages as of December 31, 1997 and 1996:

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

                                                    December 31,
                                               1997            1996
                                           ------------    ------------
Number of:
  GNMA Mortgage-Backed Securities                    22              22
  FHA-Insured Certificates                            5               5
Amortized Cost                             $ 72,251,365    $ 73,722,912
Face Value                                   72,492,904      73,970,506
Fair Value                                   74,963,747      74,492,545


          Listed below is the Partnership's aggregate investment in fully insured Originated Insured Mortgages as of December 31, 1997 and 1996:

                                                   December 31,
                                               1997            1996
                                           ------------    ------------
Number of Mortgages                                   1               1
Amortized Cost                             $ 11,296,412   $  11,356,150
Face Value                                   10,941,101      10,994,620
Fair Value                                   11,055,186      11,128,509


          As of March 1, 1998, all fully insured mortgages were current with respect to the payment of principal and interest.

          In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. In January 1997, AIM 88 received approximately $2.6 million from HUD. A distribution of $0.27 per Unit was declared in January 1997 and paid in May 1997. As of December 31, 1997, the Partnership had received approximately $10.2 million from the assignment including repayment of accrued interest. The remainder of the proceeds, approximately $1.5 million, is included in Due from HUD and Receivables and other assets. HUD has disallowed approximately $1.5 million of the assignment claim. The servicer is currently negotiating with HUD in regard to collection of the disallowed portion of the claim. The General Partner believes that the allowance for loan losses is sufficient to provide for amounts not recovered from the servicer.

          In May 1997, the Partnership received approximately $778,000 in a principal curtailment made on the mortgage on Olde Mill Apartments. These proceeds of $0.08 per Unit were declared as part of the November 1997 distribution and were paid in February 1998.

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

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

          In February 1998, the Partnership received approximately $1.7 million in net proceeds from the prepayment of the mortgage on Northpoint Apartments. These proceeds of $0.19 per Unit were declared as part of the February 1998 distribution and is expected to be distributed in May 1998.

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

          As of December 31, 1997 and 1996, the Partnership held investments in three coinsured FHA-Insured Certificates secured by coinsured mortgages. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of December 31, 1997, and 1996, the remaining two FHA-Insured Certificates are coinsured by Integrated Funding, Inc. (IFI), an affiliate of the Partnership, and are discussed below.

     1.   Coinsured by third party
          ------------------------
          St. Charles Place - Phase II is a 156-unit apartment complex located in Miramar, Florida. Listed below is the Partnership's investment in the St. Charles Place - Phase II mortgage as of December 31, 1997 and 1996. These amounts represent the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by American Insured Mortgage Investors L.P. - Series 86 (AIM 86), an affiliate of the Partnership.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

                                      December 31,
                                   1997          1996
                               ------------  ------------
Amortized Cost                 $  3,710,287  $  3,730,991
Face Value                        3,710,287     3,730,991
Fair Value                        3,484,715     3,527,521


          As of March 1, 1998, the mortgagor had made payments of principal and interest due to the Partnership on the mortgage through November 1995. Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.

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

     2.   Coinsured by affiliate
          ----------------------
          As of December 31, 1997 and 1996, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is IFI. These investments were made on behalf of the Partnership by the former managing general partner. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss on these mortgage investments.

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued


                                      December 31, 1997                                    December 31, 1996
                               Fair        Amortized         Face                   Fair       Amortized       Face
                             Mkt. Value      Cost           Value                Mkt. Value      Cost          Value
                            -----------  ------------    ------------           -----------  ------------  ------------
The Breakers at Golf
  Mill(1)(2)                $20,873,845  $ 22,309,235    $ 22,309,236           $21,084,011  $ 22,492,106  $ 22,492,106
Summerwind Apts.-Phase
  II(1)(2)                    8,809,008     7,959,366       9,378,179             8,928,581     8,000,581     9,442,628
                            -----------  ------------    ------------           -----------  ------------    ----------
                            $29,682,853  $ 30,268,601    $ 31,687,415           $30,012,592  $ 30,492,687  $ 31,934,734
                            ===========  ============    ============           ===========  ============  ============

(1) As of March 1, 1998, the mortgagor was current with respect to payment of principal and interest on this mortgage.
(2) There were no loan losses recognized for the years ended, 1997 and 1996.  The cumulative loan losses recognized in prior years were $980,000 for The Breakers at Golf Mill, and $1,511,743 for Summerwind Apartments - Phase II.


     C.   FHA-Insured Loans
          -----------------
          Listed below is the Partnership's aggregate investment in fully insured Originated Insured Mortgages as of December 31, 1997 and 1996:

                                            December 31,
                                        1997            1996
                                    ------------    ------------
Number of Mortgages                            3(1)            4
Amortized Cost                      $ 22,609,310    $ 29,746,073
Face Value                            22,213,954      29,163,152
Fair Value                            22,428,570      29,712,245

(1)  During August 1997, the mortgage on Parkside Estates was prepaid.  The
Partnership received net proceeds of approximately $7.1 million and recognized a gain of approximately $20,700 on this prepayment. A distribution of $0.76 per Unit related to this prepayment was declared in September 1997 and was paid in November 1997.


          Listed below is the Partnership's aggregate investment in fully insured Acquired Insured Mortgages as of December 31, 1997 and 1996:

                                             December 31,
                                         1997            1996
                                    ------------    ------------
Number of Mortgages                            2               2
Amortized Cost                      $  1,094,502    $  1,129,575
Face Value                             1,091,827       1,126,731
Fair Value                             1,107,188       1,173,057


                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

          As of March 1, 1998, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

          All of the FHA-Insured Loans contain Participations. During the years ended December 31, 1997, 1996 and 1995, the Partnership received additional interest of $134,769, $63,045 and $46,581, respectively, from the FHA-Insured Loans which contain Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

     Results of Operations
     ---------------------
     1997 versus 1996
     ----------------
     Net earnings decreased for 1997 as compared to 1996 primarily as a result of a decrease in the mortgage asset base.

     Mortgage investment income decreased for 1997 as compared to 1996. This decrease was primarily due to the prepayment of the mortgage on Parkside Estates and a principal curtailment on the mortgage on Olde Mill Apartments, as discussed previously, as well as the normal amortization of the mortgage base.

     Interest and other income increased slightly for 1997 as compared to 1996. This increase was primarily due to the temporary investment of proceeds from mortgage prepayments.

     Net realized gains on mortgage dispositions and modifications increased for 1997 as compared to 1996. Gains or losses on mortgage dispositions and modifications are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. During 1997, the Partnership incurred gains on mortgage dispositions and modifications of approximately $21,000 related to the prepayment of the mortgage on Parkside Estates. This compares to losses recognized in 1996 of approximately $378,000 related to the prepayment of the mortgage on Harbor View Estates, the partial settlement of the coinsurance claim in Water's Edge of New Jersey and the modification of the mortgage on Turn at Gresham. Additionally, during 1997, the Partnership provided $375,000 to reserve for possible losses on its portfolio.

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

                                     PART II

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS - Continued

     General and administrative expenses decreased for 1996 as compared to 1995. This decrease was primarily the result of non-recurring professional fees in connection with the disposition of certain mortgages in 1995, as well as a decrease in service fee expense as a result of the reduction in the mortgage base.

     Net gains on mortgage dispositions and modifications decreased for 1996 as compared to 1995. Gains or losses on mortgage dispositions and modifications are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. During 1996, the Partnership incurred losses on mortgage dispositions and modifications of approximately $378,000 related to the prepayment of the mortgage on Harbor View Estates, the partial settlement of the coinsurance claim on Water's Edge of New Jersey and the modification of the mortgage on Turn at Gresham. This compares to gains recognized in 1995 of approximately $2.3 million related to the settlement of the coinsurance claims on Pinewood Park Apartments and Hamlet at Cobb's Landing, and to a gain of approximately $140,000 in connection with the prepayment of the mortgage on Gilbert Greens Apartments.

     Liquidity and Capital Resources
     -------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient for the years ended December 31, 1997, 1996 and 1995 to meet operating requirements.

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

     Cash flow - 1997 versus 1996
     ----------------------------
     Net cash provided by operating activities decreased for 1997 as compared to 1996 primarily due to a decrease in the mortgage asset base.

     Net cash provided by investing activities increased for 1997 as compared to 1996 primarily due to the expiration of the reinvestment period as of December 31, 1996, thereby resulting in no mortgage acquisitions in 1997.

     Net cash used in financing activities increased for 1997 as compared to 1996 due to an increase in distributions paid to partners as a result of special distributions and capital gains in connection with the disposition of the mortgages on Water's Edge of New Jersey and Parkside Estates, and the principal curtailment on Olde Mill Apartments.

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

     New Accounting Standards
     ------------------------
     In February 1997, FASB issued SFAS No. 128 "Earnings per Share" ("FAS 128"). FAS 128 changes the requirements for the calculation and disclosure of earnings per share. The Partnership is required to present basic net earnings per limited partnership unit as opposed to net earnings per limited partnership unit. However, the computational differences between FAS 128 and the prior accounting standard do not impact the Partnership. FAS 128 has been applied to the year ended December 31, 1997, and all prior periods.

     During 1997 FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. The Partnership's disclosures comply with the requirements of this statement.

     During 1997 FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This would include net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale". FAS 130 is effective for years beginning on or after December 15, 1997.

     During 1997, FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographical areas and major customers. FAS 131 is effective for years beginning on or after December 15, 1997.

                                     PART II

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is contained on pages 28 through 58.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a),(b),(c),(e)

     The Partnership has no officers or directors. CRIIMI, Inc. (the General Partner) holds a Partnership interest of 4.9%. The affairs of the Partnership are managed by the General Partner, which is wholly owned by CRIIMI MAE, a Partnership whose shares are listed on the New York Stock Exchange. Prior to June 30, 1995, CRIIMI MAE was managed by an advisor whose general partner is CRI. However, effective June 30, 1995, CRIIMI MAE became a self-administered REIT, and, as a result, the advisor no longer advises CRIIMI MAE.

     AIM Acquisition Partners, L.P. (the Advisor) serves as the advisor of the Partnership. AIM Acquisition is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P, Broad, Inc. and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

     The General Partner is also the general partner of AIM 84 (American Insured Mortgage Investors L.P. - Series 84, referred to herein as AIM 84), AIM 85 (American Insured Mortgage Investors L.P. - Series 85, referred to herein as AIM
85) and AIM 86 (American Insured Mortgage Investors L.P. - Series 86, referred to herein as AIM 86), limited partnerships with investment objectives similar to those of the Partnership.

          (d) There is no family relationship between any of the officers and directors of the General Partner.

          (f)  Involvement in certain legal proceedings.

               None.

          (g)  Promoters and control persons.

               Not applicable.

          (h) Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 1997.

                                    PART III

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference to
Note 9 of the notes to the Partnership's financial statements.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

     As of December 31, 1997, no person was known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units of the Partnership.

     As of December 31, 1997, neither the officers and directors, as a group, of the General Partner nor any individual director of the General Partner, are known to own more than 1% of the outstanding Units of the Partnership.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

(a)(1)      Financial Statements:

                                                           Page
     Description                                           Number
     -----------                                           ------
     Balance Sheets as of December 31, 1997
       and 1996                                              27

     Statements of Operations for the years ended
       December 31, 1997, 1996 and 1995                      29

     Statements of Changes in Partners' Equity for
       the years ended December 31, 1997, 1996 and
       1995                                                  30

     Statements of Cash Flows for the years ended
       December 31, 1997, 1996 and 1995                      32

     Notes to Financial Statements                           33


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

  4.1 Material Amendments to Agreement of Limited Partnership are incorporated by reference to Exhibit 3(a) to Post-Effective Amendment No.1.

  4.2 Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated February 12, 1990.

 10 Escrow Agreement is incorporated by reference to Exhibit 10(a) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

 10.1 Origination and Acquisition Services Agreement is incorporated by reference to Exhibit 10(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K - Continued

 10.2       Management Services Agreement is incorporated by reference to
            Exhibit 10(c) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

 10.3       Disposition Services Agreement is incorporated by reference to
            Exhibit 10(d) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

 10.4 Agreement among the former managing general partner, the former associate general partner and Integrated Resources, Inc. is incorporated by reference to Exhibit 10(e) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

 10.5 Reinvestment Plan is incorporated by reference to Exhibit 10(f) to Post- Effective Amendment No. 1.

 10.6 Mortgagor-Participant Agreement, Mortgage Assignment of Rents and Security Agreement and Mortgage Note with respect to The Breakers (sometimes also referred to as the Niles Senior Lifestyle Community) is incorporated by reference to Exhibit 10(g) to Post-Effective Amendment No. 1.

 10.7 Mortgagor-Mortgagee Agreement, Mortgage Note and Mortgage with respect to the Arlington development is incorporated by reference to
            Exhibit 10(h) to Post-Effective Amendment No. 1.

 10.8 Pages A-1 - A-5 of the Partnership Agreement of Registrant, incorporated by reference to Exhibit 28 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

 10.9 Purchase Agreement among AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990, as amended January 9, 1991, incorporated by reference to Exhibit 28(a) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

 10.10 Purchase Agreement among CRIIMI, Inc., AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990 and executed as of March 1, 1991, incorporated by reference to Exhibit 28(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

 10.11 Amendments to Partnership Agreement dated August 13, 1991. Incorporated by reference to Exhibit 28(c) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

 10.12 Sub-management Agreement by and between AIM Acquisition and CRI/AIM Management, Inc., dated as of March 1, 1991, incorporated by reference to Exhibit 28(e) the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992.

 10.13 Expense Reimbursement Agreement by Integrated Funding Inc. and the AIM Funds, effective December 31, 1992, incorporated by reference to
            Exhibit 28(f) to the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K - Continued

 10.14 Non-negotiable promissory note from American Insured Mortgage Investors L.P. - Series 85 in the amount of $319,074.67 dated April 1, 1994, incorporated by reference to Exhibit 10(p) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.15 Non-negotiable promissory note from American Insured Mortgage Investors L.P. - Series 86 in the amount of $478,612.00 dated April 1, 1994, incorporated by reference to Exhibit 10(q) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.16 Amendment to Reimbursement Agreement by Integrated Funding, Inc. and the AIM Funds, effective April 1, 1994, incorporated by reference to
            Exhibit 10(r) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

 10.17 Second Amendment to Reimbursement Agreement by Integrated Funding, Inc. and the AIM Funds, effective April 1, 1997, (filed herewith).

 10.18 Non-negotiable promissory note from American Insured Mortgage Investors, L.P. - Series 86, in the amount of $658,486 dated April 1, 1997, (filed herewith).

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

                              By:CRIIMI, Inc.
                              General Partner

March 23, 1998                /s/ William B. Dockser
---------------------------   -------------------------
DATE                          William B. Dockser
                              Chairman of the Board and
                                Principal Executive Officer


March 23, 1998                /s/ H. William Willoughby
---------------------------   -------------------------
DATE                          H. William Willoughby
                              President and Director


March 23, 1998                /s/ Cynthia O. Azzara
---------------------------   -------------------------
DATE                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer


March 23, 1998                /s/ Garrett G. Carlson, Sr.
---------------------------   --------------------------
DATE                          Garrett G. Carlson, Sr.
                              Director

March 23, 1998                /s/ Larry H. Dale
---------------------------   -------------------------
DATE                          Larry H. Dale
                              Director


March 23, 1998                /s/ G. Richard Dunnells
---------------------------   -------------------------
DATE                          G. Richard Dunnells
                              Director


March 23, 1998                /s/ Robert Merrick
---------------------------   -------------------------
DATE                          Robert Merrick
                              Director

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

              Financial Statements as of December 31, 1997 and 1996

            and for the Years Ended December 31, 1997, 1996 and 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  American Insured Mortgage Investors L.P. - Series 88:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors L.P. - Series 88 (the Partnership) as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1997 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Washington, D.C.
March 23, 1998

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS
                                     ASSETS

                                                         As of December 31,
                                                      1997            1996
                                                  ------------    ------------
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed
  Securities, at fair value:
  Acquired insured mortgages                      $ 74,963,747    $ 74,492,545
  Originated insured mortgages                      44,222,754      44,668,622
                                                  ------------    ------------
                                                   119,186,501     119,161,167
Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount and premium:
  Originated insured mortgages                      22,609,310      29,746,073
  Acquired insured mortgages                         1,094,502       1,129,575
                                                  ------------    ------------
                                                    23,703,812      30,875,648

Due from HUD                                           663,410       3,221,611

Cash and cash equivalents                            2,721,306       1,918,341

Investment in affiliates                             1,281,884       1,177,774

Notes receivable from affiliates
  and due from affiliates                              728,684         797,687

Receivables and other assets                         2,330,128       2,402,130
                                                  ------------    ------------
         Total assets                             $150,615,725    $159,554,358
                                                  ============    ============


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                             $  3,517,134    $  2,776,685

Accounts payable and accrued expenses                  121,331         133,484
                                                  ------------    ------------
         Total liabilities                           3,638,465       2,910,169
                                                  ------------    ------------
Commitments and contingencies

Partners' equity:
  Limited partners' equity                         147,475,554     158,381,944
  General partner's deficit                         (1,539,380)       (977,432)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                              (618,750)       (618,750)
  Net unrealized losses on investment
    in FHA-Insured Certificates and GNMA
    Mortgage-Backed Securities                      (1,902,187)     (2,240,839)
  Net unrealized gains on investment in
    FHA-Insured Certificates and GNMA
    Mortgage-Backed Securities                       3,562,023       2,099,266
                                                  ------------    ------------

         Total partners' equity                    146,977,260     156,644,189
                                                  ------------    ------------
         Total liabilities and
           partners' equity                       $150,615,725    $159,554,358
                                                  ============    ============
                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                            STATEMENTS OF OPERATIONS


                                                                            For the years ended December 31,
                                                                       1997            1996           1995
                                                                    -----------     -----------   ------------
     Income:
       Mortgage investment income                                   $11,892,090     $12,229,747    $12,524,904
       Interest and other income                                        274,652         235,386        710,734
                                                                    -----------     -----------    -----------
                                                                     12,166,742      12,465,133     13,235,638
                                                                    -----------     -----------    -----------
     Expenses:
       Asset management fee to related parties                        1,469,320       1,503,297      1,493,283
       General and administrative                                       245,921         291,178        399,681
                                                                    -----------     -----------    -----------
                                                                      1,715,241       1,794,475      1,892,964
                                                                    -----------    ------------    -----------
       Earnings before gains (losses) on
            mortgage dispositions/modifications                      10,451,501      10,670,658     11,342,674

     Gains on mortgage dispositions/modifications                        20,746              --      2,452,221
     Losses on mortgage dispositions/modifications                           --        (377,900)            --
     Provision for loss                                                (375,000)             --             --
                                                                    -----------     -----------    -----------
             Net earnings                                           $10,097,247     $10,292,758    $13,794,895
                                                                    ===========     ===========    ===========

     Net earnings allocated to:
       Limited partners - 95.1%                                     $ 9,602,482     $ 9,788,413    $13,118,945
       General partner - 4.9%                                           494,765         504,345        675,950
                                                                    -----------     -----------    -----------
                                                                    $10,097,247     $10,292,758    $13,794,895
                                                                    ===========     ===========    ===========

     Net earnings per Limited
       Partnership Unit
       outstanding - Basic                                          $      1.09     $      1.11    $      1.49
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

                                AMERICAN INSURED INVESTORS L.P. - SERIES 88

                                  STATEMENTS OF CHANGES IN PARTNERS' EQUITY

                           For the years ended December 31, 1997, 1996 and 1995


                                                                                    Unrealized       Unrealized
                                                                                      Losses            Gains
                                                                                  on Investment    on Investment
                                                                                  in FHA-Insured   in FHA-Insured
                                                                    Repurchased    Certificates      Certificates
                                                                     Limited        and GNMA           and GNMA         Total
                                          Limited       General     Partnership  Mortgage-Backed   Mortgage-Backed    Partners'
                                          Partner       Partners       Units       Securities        Securities        Equity
                                        ------------ -------------  ----------- ----------------  ---------------- -------------
Balance, January 1, 1995               $ 160,824,608 $    (851,574) $  (618,750)$     (9,241,699) $        393,579 $ 150,506,164

  Net earnings                            13,118,945       675,950           --               --                --    13,794,895

  Distributions paid or accrued
    of $1.66 per Unit, including
    return of capital of $0.17 per
    Unit                                 (14,611,471)     (752,852)          --               --                --   (15,364,323)

  Adjustment to net unrealized gains
    (losses) on investment in FHA-
    Insured Certificates and
    GNMA Mortgage-Backed
    Securities                                    --            --           --        7,722,542         2,146,729     9,869,271
                                        ------------ -------------  ----------- ----------------  ---------------- -------------
Balance, December 31, 1995               159,332,082      (928,476)    (618,750)      (1,519,157)        2,540,308   158,806,007

  Net earnings                             9,788,413       504,345           --               --                --    10,292,758

  Distributions paid or accrued
    of $1.22 per Unit, including
    return of capital of $.11 per
    Unit                                 (10,738,551)     (553,301)          --               --                --   (11,291,852)

  Adjustment to net unrealized gains
    (losses) on investment in FHA-
    Insured Certificates and
    GNMA Mortgage-Backed
    Securities                                    --            --           --         (721,682)         (441,042)   (1,162,724)
                                      -------------- -------------------------- ----------------  ---------------- -------------
Balance, December 31, 1996               158,381,944      (977,432)    (618,750)      (2,240,839)        2,099,266   156,644,189


                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                        STATEMENTS OF CHANGES IN PARTNERS' EQUITY - Continued

                          For the years ended December 31, 1997, 1996 and 1995



                                                                                    Unrealized       Unrealized
                                                                                      losses            gains
                                                                                  on Investment    on Investment
                                                                                  in FHA-Insured   in FHA-Insured
                                                                    Repurchased    Certificates      Certificates
                                                                     Limited        and GNMA           and GNMA         Total
                                           Limited      General     Partnership  Mortgage-Backed   Mortgage-Backed    Partners'
                                           Partners     Partner        Units       Securities        Securities        Equity
                                        ------------ -------------  ----------- ----------------  ---------------- -------------
  Net earnings                             9,602,482       494,765           --               --                --    10,097,247

  Distributions paid or accrued
    of $2.33 per Unit, including
    return of capital of $1.24 per
    Unit                                 (20,508,872)   (1,056,713)          --               --                --   (21,565,585)

  Adjustment to net unrealized gains
    (losses) on investment in FHA-
    Insured Certificates and
    GNMA Mortgage-Backed
    Securities                                    --            --           --          338,652         1,462,757     1,801,409
                                      -------------- -------------- ----------- ----------------  ---------------- -------------
Balance, December 31, 1997            $  147,475,554 $  (1,539,380) $  (618,750)$     (1,902,187) $      3,562,023 $ 146,977,260
                                      ============== ============== =========== ================  ================ =============
Limited Partnership Units outstanding -
  basic, as of December 31, 1995,
  1996 and 1997                                          8,802,091
                                                     =============


                                             The accompanying notes are an integral part
                                                   of these financial statements.

                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                       STATEMENTS OF CASH FLOWS


                                                                            For the years ended December 31,
                                                                        1997           1996          1995
                                                                    ------------   ------------  ------------
Cash flows from operating activities:
  Net earnings                                                      $ 10,097,247   $ 10,292,758  $ 13,794,895

  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Gains on mortgage dispositions/modifications                         (20,746)            --    (2,452,221)
    Losses on mortgage dispositions/modifications                             --        377,900            --
    Changes in assets and liabilities:
      (Increase) decrease in investment in affiliate
        and due from affiliates                                          (35,107)        11,542        88,035
      (Increase) decrease in receivables and other assets               (302,998)      (298,420)      169,312
      Decrease in accounts payable and accrued expenses                  (12,153)       (25,608)      (67,462)
      Provision for loss                                                 375,000             --            --
                                                                    ------------   ------------  ------------
        Net cash provided by operating activities                     10,101,243     10,358,172    11,532,559
                                                                    ------------   ------------  ------------
Cash flows from investing activities:
  Proceeds from dispositions/modifications of
    Insured Mortgages                                                  7,016,157      8,571,748     9,316,015
  Investment in Acquired Insured Mortgages and advances on
    construction loans                                                        --     (9,416,014)   (7,687,752)
  Decrease in Due from HUD                                             2,558,201             --            --
  Payments made and treated as an addition
    to Assets Held for Sale Under Coinsurance
    Program/mortgage investment income
    accrued/accreted on AHFS                                                  --        (37,452)      (97,952)
  Receipt of principal payments                                        1,952,500      1,037,314       929,409
                                                                    ------------   ------------  ------------
        Net cash provided by investing activities                     11,526,858        155,596     2,459,720
                                                                    ------------   ------------  ------------
Cash flows from financing activities:
  Distributions paid to partners                                     (20,825,136)   (11,476,964)  (16,474,997)
                                                                    ------------   ------------  ------------
        Net cash used in financing activities                        (20,825,136)   (11,476,964)  (16,474,997)
                                                                    ------------   ------------  ------------
Net increase (decrease) in cash and cash equivalents                     802,965       (963,196)   (2,482,718)

Cash and cash equivalents, beginning of year                           1,918,341      2,881,537     5,364,255
                                                                   -------------   ------------  ------------
Cash and cash equivalents, end of year                             $   2,721,306   $  1,918,341  $  2,881,537
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

     Until the change in the Partnership's investment policy, as discussed below, the Partnership was in the business of originating mortgage loans (Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). As of December 31, 1997, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by the Federal Housing Administration (FHA) or Acquired Insured Mortgages which are fully insured (as more fully described below).

     Effective September 19, 1991, the General Partner changed, at the Advisor's recommendation, the investment policies of the Partnership to invest only in Acquired Insured Mortgages which are fully insured or guaranteed by the Federal National Mortgage Association, the Government National Mortgage Association
(GNMA), FHA or the Federal Home Loan Mortgage Corporation.

     The Partnership's reinvestment period expired on December 31, 1996 and the Partnership Agreement states that the Partnership will terminate on December 31, 2021, unless previously terminated under the provisions of the Partnership Agreement. After the expiration of the reinvestment period, the Partnership is required (subject to the conditions set forth in the Partnership Agreement) to distribute disposition proceeds to its Unitholders.

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

          As of December 31, 1997, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 31 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 24 years, on December 31, 2021, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of the GNMA Mortgage-Backed Securities and FHA-Insured Certificates in its portfolio, the Partnership does not have the ability, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the Available for Sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default.

          In connection with this classification, as of December 31, 1997 and 1996, the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the net unrealized gains or losses on these investments reported as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will continue to be reported in earnings. The amortized cost of the investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

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

     Provision for Loss
     ------------------
          The Partnership assess the realizability of its investments on a loan level basis. As a result, the Partnership provided a reserve of $375,000 for the year ending December 31, 1997.

     New Accounting Standards
     ------------------------
          In February 1997, FASB issued SFAS No. 128 "Earnings per Share" ("FAS 128"). FAS 128 changes the requirements for the calculation and disclosure of earnings per share. The Partnership is required to present basic net earnings per limited partnership unit as opposed to net earnings per limited partnership unit. However, the computational differences between FAS 128 and the prior accounting standard do not impact the Partnership. FAS 128 has been applied to the year ended December 31, 1997, and all prior periods.

          During 1997 FASB issued SFAS No. 129 "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 129 continues the existing requirements to disclose the pertinent rights and privileges of all securities other than ordinary common stock but expands the number of companies subject to portions of its requirements. The Partnership's disclosures comply with the requirements of this statement.

          During 1997 FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in separate statement of income. This would include net income as currently reported by the Partnership adjusted for unrealized

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

2.   SIGNIFICANT ACCOUNTING POLICIES - Continued

     gains and losses related to the Partnership's mortgages accounted for as "available for sale". FAS 130 is effective for years beginning on or after December 15, 1997.

          During 1997, FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographical areas and major customers. FAS 131 is effective for years beginning on or after December 15, 1997.

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

                                            As of December 31, 1997           As of December 31, 1996
                                            Amortized           Fair          Amortized          Fair
                                               Cost             Value            Cost            Value
                                           ------------     ------------     ------------     ------------
Investment in FHA-Insured
  Certificates and GNMA
  Mortgage-Backed Securities:
    Acquired insured mortgages             $ 72,251,365     $ 74,963,747     $ 73,722,912     $ 74,492,545
    Originated insured mortgages             45,275,300       44,222,754       45,579,828       44,668,622
                                           ------------     ------------     ------------     ------------
                                           $117,526,665     $119,186,501     $119,302,740     $119,161,167
                                           ============     ============     ============     ============

Investment in FHA-Insured Loans:
  Originated insured mortgages             $ 22,609,310     $ 22,428,570     $ 29,746,073     $ 29,712,245
  Acquired insured mortgages                  1,094,502        1,107,188        1,129,575        1,173,057
                                           ------------     ------------     ------------     ------------
                                           $ 23,703,812     $ 23,535,758     $ 30,875,648     $ 30,885,302
                                           ============     ============     ============     ============

Cash and cash equivalents                  $  2,721,306     $  2,721,306     $  1,918,341     $  1,918,341

Accrued interest receivable                $  1,612,260     $  1,612,260     $  1,344,679     $  1,344,679


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

     A.   Fully Insured FHA-Insured Certificates and GNMA
            Mortgage-Backed Securities
          -----------------------------------------------
          Listed below is the Partnership's aggregate investment in fully insured Acquired Insured Mortgages as of December 31, 1997 and 1996:

                                                  December 31,
                                             1997              1996
                                         ------------      ------------
Number of:
  GNMA Mortgage-Backed Securities                  22                22
  FHA-Insured Certificates                          5                 5
Amortized Cost                           $ 72,251,365      $ 73,722,912
Face Value                                 72,492,904        73,970,506
Fair Value                                 74,963,747        74,492,545


          Listed below is the Partnership's aggregate investment in fully insured Originated Insured Mortgages as of December 31, 1997 and 1996:

                                                  December 31,
                                             1997              1996
                                         ------------      ------------
Number of Mortgages                                 1                 1
Amortized Cost                           $ 11,296,412     $  11,356,150
Face Value                                 10,941,101        10,994,620
Fair Value                                 11,055,186        11,128,509


          As of March 1, 1998, all fully insured mortgages were current with respect to the payment of principal and interest.

          In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

     construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. In January 1997, AIM 88 received approximately $2.6 million from HUD. A distribution of $0.27 per Unit was declared in January 1997 and paid in May 1997. As of December 31, 1997, the Partnership had received approximately $10.2 million including repayment of accrued interest. The remainder of the proceeds, approximately $1.5 million, is included in Due from HUD and Receivables and other assets. HUD has disallowed approximately $1.5 million of the assignment claim. The servicer is currently negotiating with HUD in regard to collection of the disallowed portion of the claim. The General Partner believes that the allowance for loan losses is sufficient to provide for amounts not recovered from the servicer.

          In May 1997, the Partnership received approximately $778,000 in a principal curtailment made on the mortgage on Olde Mills. These proceeds of $0.08 per Unit were declared as part of the November 1997 distribution and were paid in February 1998.

          During August 1997, the mortgage on Parkside Estates was prepaid. The Partnership received net proceeds of approximately $7.1 million and recognized a gain of approximately $20,700 on this prepayment. A distribution of $0.76 per Unit related to this prepayment was declared in September 1997 and was paid in November 1997.

          In February 1998, the Partnership received approximately $1.7 million in net proceeds from the prepayment of the mortgage on Northpoint Apartments. These proceeds of $0.19 per Unit were declared as part of the February 1998 distribution and is expected to be distributed in May 1998.

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

          As of December 31, 1997 and 1996, the Partnership held investments in three coinsured FHA-Insured Certificates secured by coinsured mortgages. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of December 31, 1997 and 1996, the remaining two FHA-Insured Certificates are coinsured by IFI, an affiliate of the Partnership. The following is a discussion of actual and potential performance problems with respect to the Partnership's coinsured mortgage investments.

          Coinsured by third party
          ------------------------
          St. Charles Place - Phase II is a 156-unit apartment complex located in Miramar, Florida. Listed below is the Partnership's investment in the St. Charles Place - Phase II mortgage as of December 31, 1997 and 1996. These amounts represent the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by American Insured Mortgage Investors L.P. - Series 86 (AIM 86), an affiliate of the Partnership.

                                              December 31,
                                          1997             1996
                                      ------------     ------------
Amortized Cost                        $  3,710,287     $  3,730,991
Face Value                               3,710,287        3,730,991
Fair Value                               3,484,715        3,527,521


          As of March 1, 1998, the mortgagor had made payments of principal and interest due to the Partnership on the mortgage through November 1995. Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

          Coinsured by affiliate
          ----------------------
          As of December 31, 1997 and 1996, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is IFI. These investments were made on behalf of the Partnership by the former managing general partner. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss on these mortgage investments.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

4.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued


                                      December 31, 1997                                  December 31, 1996
                               Fair        Amortized         Face                   Fair       Amortized       Face
                             Mkt. Value      Cost           Value                Mkt. Value      Cost          Value
                            -----------  ------------    ------------           -----------  ------------  ------------
The Breakers at Golf
  Mill(1)(2)                $20,873,845  $ 22,309,235    $ 22,309,236           $21,084,011  $ 22,492,106  $ 22,492,106
Summerwind Apts.-Phase
  II(1)(2)                    8,809,008     7,959,366       9,378,179             8,928,581     8,000,581     9,442,628
                            -----------  ------------    ------------           -----------  ------------    ----------
                            $29,682,853  $ 30,268,601    $ 31,687,415           $30,012,592  $ 30,492,687  $ 31,934,734
                            ===========  ============    ============           ===========  ============  ============

(1) As of March 1, 1998, the mortgagor was current with respect to payment of principal and interest on this mortgage.
(2) There were no loan losses recognized for the years ended, 1997 and 1996.  The cumulative loan losses recognized in prior years were $980,000 for the Breakers at Golf Mill, and $1,511,743 for Summerwind Apartments - Phase II.


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

5.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in fully insured Originated Insured Mortgages as of December 31, 1997 and 1996:

                                                  December 31,
                                             1997             1996
                                         ------------     ------------
Number of Mortgages                                 3(1)             4
Amortized Cost                           $ 22,609,310     $ 29,746,073
Face Value                                 22,213,954       29,163,152
Fair Value                                 22,428,570       29,712,245

(1)  During August 1997, the mortgage on Parkside Estates was prepaid.  The
Partnership received net proceeds of approximately $7.1 million and recognized a gain of approximately $20,700 on this prepayment. A distribution of $0.76 per Unit related to this prepayment was declared in September 1997 and was paid in November 1997.


          Listed below is the Partnership's aggregate investment in fully insured Acquired Insured Mortgages as of December 31, 1997 and 1996:

                                                  December 31,
                                              1997           1996
                                          ------------   ------------
Number of Mortgages                                  2              2
Amortized Cost                            $  1,094,502   $  1,129,575
Face Value                                   1,091,827      1,126,731
Fair Value                                   1,107,188      1,173,057


     As of March 1, 1998, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

     All of the FHA-Insured Loans contain Participations. During the years ended December 31, 1997, 1996 and 1995, the Partnership received additional interest of $134,769, $63,045 and $46,581, respectively, from the FHA-Insured Loans which contain Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

6.   DUE FROM HUD

     Due from HUD consists of amounts due to the Partnership in connection with losses incurred on the disposition of fully insured and coinsured mortgage investments.

     As of December 31, 1997, Due from HUD includes approximately $603,500 related to the assignment of Water's Edge of New Jersey, as discussed in Note 4. As of December 31, 1997 and 1996, Due from HUD includes approximately $59,000 and $59,000, respectively, related to the disposition of Hazeltine Shores.

7.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                     1997      1996     1995
                                   -------   -------   ------
     Quarter ended March 31        $0.59(5)  $0.32(1)  $0.49(2)
     Quarter ended June 30          0.30      0.30      0.53(3)
     Quarter ended September 30     1.06(6)   0.30      0.32(4)
     Quarter ended December 31      0.38(7)   0.30      0.32(1)
                                   -----     -----     -----
                                   $2.33     $1.22     $1.66
                                   =====     =====     =====

(1) This amount includes approximately $0.02 per Unit representing previously undistributed accrued interest received from Water's Edge of New Jersey.
(2) This amount includes approximately $0.15 per Unit representing accrued, but previously undistributed, interest related to the receipt of claim proceeds from the mortgage on Pinewood Park Apartments and approximately $0.01 per Unit representing previously undistributed accrued interest received from Water's Edge of New Jersey.
(3) This amount includes approximately $0.22 per Unit representing accrued, but previously undistributed, interest and capital gain related to the receipt of claim proceeds from the mortgage on Hamlet at Cobb's Landing.
(4) This amount includes approximately $0.02 per Unit representing capital gain from the disposition of the mortgage on Gilbert Greens Apartments.
(5) This amount includes approximately $0.27 per Unit representing partial receipt of proceeds from the assignment of Water's Edge of New Jersey and approximately $0.02 per Unit representing proceeds from mortgage dispositions not reinvested prior to the expiration of the reinvestment period.
(6) This amount includes approximately $0.76 per Unit representing proceeds from the prepayment of the mortgage on Parkside Estates.
(7) This amount includes approximately $0.08 per Unit representing a curtailment on the mortgage of Olde Mills Apartments and approximately $0.01 per Unit representing previously undistributed accrued interest received from St. Charles Place - Phase II.

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

8.   INVESTMENT IN AFFILIATE, NOTES RECEIVABLE FROM AFFILIATES,
       DUE FROM AFFILIATES AND NOTE PAYABLE AND DUE TO AFFILIATE

     In order to capitalize IFI with sufficient net worth under HUD regulations, in April 1994, the Partnership transferred a GNMA Mortgage-Backed Security in the amount of approximately $2.0 million to IFI. AIM 85 and AIM 86 each issued a demand note payable to the Partnership and recorded an investment in IFI through AIM Mortgage, Inc. at an amount proportionate to each entity's coinsured mortgages for which IFI was the mortgagee of record as of April 1, 1994. Interest income on the note, which is based on an annual interest rate of 7.25% (representing the interest rate on the GNMA Mortgage-Backed Security transferred by the Partnership), was $50,263 and $57,832 during the years ended December 31, 1997 and 1996, respectively, and is included in interest and other income on the accompanying statements of operations. In April 1997, the GNMA mortgage-backed security, with a current balance of $1.9 million, was reallocated between the Partnership and AIM 86 as AIM 85 no longer holds any mortgages coinsured by IFI. As a result, a new demand note receivable from AIM 86 was issued and the investment in IFI was updated.

     In connection with these transfers, the expense reimbursement agreement was amended as of April 1, 1997, to adjust the allocation of the expense reimbursement to the AIM Funds to an amount proportionate to each entity's coinsured mortgage investments for which IFI was the mortgagee of record as of April 1, 1997. The expense reimbursement, as amended, along with the Partnership's interest income from the notes receivable, and the Partnership's equity interest in IFI's net income or loss, substantially equals the mortgage principal and interest on the GNMA Mortgage-Backed Security transferred to IFI. In April 1997, this agreement was amended to exclude AIM 85 which no longer holds mortgages coinsured by IFI.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

9.   TRANSACTIONS WITH RELATED PARTIES

     In addition to the related party transactions described above in Note 8, the General Partner and certain affiliated entities, during the years ended December 31, 1997, 1996 and 1995, have earned or received compensation or payments for services from the Partnership as follows:

                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           -----------------------------------------------
                                 Capacity in Which                       For the years ended December 31,
Name of Recipient                   Served/Item                    1997            1996           1995
-----------------          ----------------------------         ----------      ----------     ----------
CRIIMI, Inc.(1)            General Partner/Distribution         $1,056,713      $  553,301     $  752,852

AIM Acquisition            Advisor/Asset Management Fee          1,469,320       1,503,297      1,493,283
  Partners, L.P.(2)

CRI(3)                     Affiliate of General Partner/                --              --         62,347
                             Expense Reimbursement

CRIIMI MAE                 Affiliate of General Partner/            53,474          62,376         24,696
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

     (2)  The Advisor, pursuant to the Partnership Agreement is entitled to an Asset Management Fee equal to 0.95% of Total Invested
Assets (as defined in the Partnership Agreement).  The Sub-advisor to the Partnership is entitled to a fee of 0.28% of Total
Invested Assets of the Advisor's Asset Management Fee.  Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership,
the Sub-advisor, earned a fee equal to $433,040 and $443,060 and $219,670 for the years ended December 31, 1997, December 31, 1996 and for the six months ended December 31, 1995, respectively.  CRI/AIM Management, Inc., which acted as the Sub-advisor through June
30, 1995, earned a fee equal to $220,449 for the six months ended June 30, 1995.

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


10.  PARTNERS' EQUITY

     Depositary Units representing economic rights in limited partnership interests (Units) were issued at a stated value of $20. A total of 8,851,966 Units were issued for an aggregate capital contribution of $177,039,320. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 Units in exchange therefor, and the former general partners contributed a total of $1,000 to the Partnership. During 1994, the Partnership repurchased 50,000 Units.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

11.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
     (In Thousands, Except Per Unit Data)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1997, 1996 and 1995:

                                                                       1997
                                                                    Quarter ended
                                               March 31      June 30      September 30   December 31
                                              -----------   ----------    -------------  ------------
Income                                        $     3,122   $    3,104     $      2,982  $      2,959
Net gains/(losses) from mortgage
  disposition/modification                             --           --               21          (375)
Net earnings                                        2,696        2,629            2,588         2,184
Net earnings per
  Limited Partnership Unit - Basic                   0.29         0.28             0.28          0.24


                                                                      1996
                                                                    Quarter ended
                                               March 31      June 30      September 30   December 31
                                              -----------   ----------    -------------  ------------
Income                                        $     3,200   $    3,184     $      3,034  $      3,047
Net gains (losses) from
  mortgage dispositions/modifications                   1         (379)              --            --
Net earnings                                        2,765        2,333            2,589         2,606
Net earnings per
  Limited Partnership Unit - Basic                   0.30         0.25             0.28          0.28


                                                                     1995
                                                                   Quarter ended
                                               March 31      June 30      September 30   December 31
                                              -----------   ----------    -------------  ------------
Income                                        $     3,412   $    3,469     $      3,175  $      3,180
Net gains from
  mortgage dispositions                             1,075        1,377               --            --
Net earnings                                        4,015        4,392            2,686         2,702
Net earnings per
  Limited Partnership Unit - Basic                   0.43         0.48             0.29          0.29


                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
                              SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                          DECEMBER 31, 1997

                                                      Interest                                                     Annual Payment
                                                      Rate on           Face           Net                         Principal and
                               Maturity      Put      Mortgage        Value of    Carrying Value    Cumulative        Interest
Development Name/Location        Date      Date (1)    (5)(6)         Mortgage   (3)(10)(11)(13)    Loan Losses    (5)(6)(12)(14)
-------------------------      --------    --------  -----------    -----------  ---------------    -----------    --------------

ACQUIRED INSURED MORTGAGES:
--------------------------
FHA-Insured Certificates
  (carried at fair value)

Sylvan Manor
  Silver Spring, Maryland          5/21         N/A        7.500%  $  3,130,803    $   3,166,269             --        $  284,523
Northpoint Apartments
  Richland, Washington             1/23         N/A        8.550%     1,715,825        1,741,078             --           166,490
Heather Ridge Apartments
  Fayetteville, North Carolina     4/27         N/A        8.625%     4,435,156        4,498,966             --           416,231
Olde Mill Apartments
  Liverpool, New York              4/27         N/A        8.920%     4,198,415        4,265,333             --           484,083
Park Avenue Plaza
  Omaha, Nebraska                  9/29         N/A        9.000%     1,965,964        1,993,917             --           187,923
                                                                   ------------    -------------

  Total Investment in FHA-Insured
    Certificates - Acquired Insured
    Mortgages                                                        15,446,163       15,665,563
                                                                   ------------    -------------
GNMA Mortgage-Backed Securities
  (carried at fair value)

Garden Terrace
  Douglasville, Georgia            1/20         N/A        7.125%     2,696,144        2,764,496             --           236,214
Lioncrest Towers
  Richton Park, Illinois          10/28         N/A        7.000%     6,472,235        6,631,038             --           496,783
San Jose South
  San Jose, California            10/23         N/A        7.750%     8,228,212        8,432,199             --           697,343
Beauvoir Manor Apts.
  Biloxi, Mississippi              9/18         N/A        8.875%     1,250,042        1,351,945             --           127,474
Greenview Garden
  Butler, Pennsylvania             7/33         N/A        9.000%       880,636          951,391             --            78,247
Lorenzo Carolina Apts.
  Tampa, Florida                   6/26         N/A        8.250%     1,019,436        1,044,405             --            89,196
Silver Lake Plaza Apts.
  Los Angeles, California         11/35         N/A        7.950%     5,317,150        5,445,314             --           431,590
Woodcrest Townhomes
  Chaska, Minnesoata               8/31         N/A        8.375%     3,107,829        3,183,063             --           269,291


                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
                               SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                           DECEMBER 31, 1997


                                                      Interest                                                     Annual Payment
                                                      Rate on          Face            Net                         Principal and
                               Maturity      Put      Mortgage       Value of     Carrying Value    Cumulative        Interest
Development Name/Location        Date      Date (1)    (5)(6)         Mortgage   (3)(10)(11)(13)    Loan Losses    (5)(6)(12)(14)
-------------------------      --------    --------  -----------    -----------  ---------------    -----------    --------------

ACQUIRED INSURED MORTGAGES:
--------------------------

GNMA Mortgage-Backed Securities
  (carried at fair value)- Continued

Hewitt Gardens Apts.
  Omaha, Nebraska                 10/29         N/A        8.750%     4,456,340        4,815,182             --           404,876
Lamplighter Apts.
  Port Arthur, Texas              10/29         N/A        9.000%     2,226,331        2,405,540             --           207,131
Linville Manor
  Shelby, North Carolina           7/31         N/A        8.750%     1,988,569        2,148,540             --           178,928
Oak Grove Apts.
  Austin, Texas                    9/26         N/A        8.750%       556,832          601,768             --            51,686
Oakwood Gardens
  San Jose, California            10/23         N/A        7.750%     1,150,665        1,179,192             --            97,519
Seven Springs
  College Park, Maryland          12/21         N/A        7.625%     4,734,261        4,852,630             --           419,008
Stony Creek
  Washington Township, Michigan    2/29         N/A        7.500%     5,379,333        5,510,803             --           426,966
Burlwood Apts.
  Portland, Oregon                 8/15         N/A        9.000%       625,170          641,259             --            61,431
Collin Care Centers
  Plano, Texas                     9/30         N/A        8.125%     1,697,468        1,738,676             --           144,201
Holton Manor
  Elkhorn, Wisconsin              11/21         N/A        8.250%     1,009,295        1,034,423             --            94,385
Oaklawn Apts.
  Boise, Idaho                     8/24         N/A        9.000%       478,235          489,963             --            40,206
Orchard Creek Apts.
  Farmington Hills, Michigan       1/30         N/A        8.625%     1,280,134        1,383,218             --           113,136
Tehama Estates
  Sacramento,California            7/29         N/A        8.750%     1,348,582        1,457,192             --           122,710
Westview Terrace Apts.
  Tacoma, Washington               4/30         N/A        8.550%     1,143,842        1,235,947             --           101,053
                                                                    -----------     ------------
  Total Investment in GNMA Mortgage-Backed
    Securities, carried at fair value                                57,046,741       59,298,184
                                                                    -----------     ------------
  Total Investment in Acquired Insured
    Mortgages, carried at fair value                                 72,492,904       74,963,747
                                                                    -----------     ------------



                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
                                SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                           DECEMBER 31, 1997


                                                      Interest                                                     Annual Payment
                                                      Rate on           Face            Net                        Principal and
                               Maturity      Put      Mortgage        Value of    Carrying Value    Cumulative        Interest
Development Name/Location        Date      Date (1)     (5)(6)        Mortgage   (3)(10)(11)(13)    Loan Losses    (5)(6)(12)(14)
-------------------------      --------    --------  -----------    -----------  ---------------    -----------    --------------

ORIGINATED INSURED MORTGAGES:
----------------------------
Fully Insured Mortgages
-----------------------
FHA-Insured Certificates
  (carried at fair value)

Arbor Village
  Tallahassee, Florida             1/34          --        8.125%   10,941,101        11,055,186             --           944,868
                                                                  -------------     ------------
Coinsured Mortgages
-------------------
FHA-Insured Certificates
  (carried at fair value)

Summerwind Apartments-Phase II
  Naples, Florida (7)              6/30        7/03        8.500%    9,378,179         8,809,008      1,511,743           865,175
St. Charles Place - Phase II
  Miramar, Florida (4)             2/30       12/03        8.625%    3,710,286(4)(8)(9)3,484,715             --           341,697
The Breakers at Golf Mill
  Niles, Illinois (7)             11/29       11/02        7.000%    22,309,236(7)    20,873,845        980,000         1,751,525
                                                                  -------------     ------------
    Total Investment in coinsured
      FHA-Insured Certificates,
      carried at fair value                                          35,397,701       33,167,568
                                                                  -------------     ------------
    Total Investment in Originated Insured
      Mortgages, carried at fair value                               46,338,802       44,222,754
                                                                  -------------     ------------
    Total Investment in FHA-Insured Certificates
      and GNMA Mortgage-Backed Securities,
      carried at fair value                                         118,831,706      119,186,501
                                                                  -------------     ------------


                         AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
                                SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                             DECEMBER 31, 1997


                                                      Rate on           Face            Net                        Principal and
                               Maturity      Put      Mortgage       Value of     Carrying Value    Cumulative        Interest
Development Name/Location        Date      Date (1)    (5)(6)         Mortgage   (3)(10)(11)(13)    Loan Losses   (5)(6)12)(14)
-------------------------      --------    --------  -----------    -----------  ---------------    -----------    --------------

ACQUIRED INSURED MORTGAGES:
--------------------------
FHA-Insured Loans
  (carried at amortized cost)(2)

Kingsway Apts.
  Monroe, LA                       8/07         N/A       10.000%       534,155          535,056(2)          --            86,862
Kon Tiki Apts.
  League City, TX                  1/27         N/A       9.875%        557,672          559,446(2)          --            58,444
                                                                    -----------     ------------
    Total Investment in FHA-
      Insured Loans - Acquired
      Insured Mortgages, carried
      at amortized cost                                               1,091,827        1,094,502
                                                                    -----------     ------------

ORIGINATED INSURED MORTGAGES:
----------------------------
Fully Insured Mortgages
-----------------------
FHA-Insured Loans
  (carried at amortized cost)(2)

The Turn at Gresham
  Gresham, OR                      8/29       12/02       8.000%      5,763,690        5,763,691(2)          --           501,516
Parkside Estates
  Glendale Heights, IL             2/31       12/06       8.375%             --               --             --           384,943
Olmstead Park Apts.
  Charlotte, NC                    7/32       12/07       8.500%      5,769,127        5,987,972(2)          --           518,476
Water's Edge II
  Columbus, OH                     7/33         N/A       8.250%     10,681,137       10,857,647(2)          --           933,734
                                                                   ------------     ------------

    Total Investment in FHA-
      Insured Loans - Originated
      Insured Mortgages, carried
      at amortized cost                                              22,213,954       22,609,310
                                                                   ------------     ------------
    Total Investment in FHA-Insured Loans                            23,305,781       23,703,812
                                                                   ------------     ------------
    TOTAL INVESTMENT IN INSURED MORTGAGES                          $142,137,488     $142,890,313
                                                                   ============     ============

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1997

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

(5) This represents the base interest rate during the permanent phase of this Insured Mortgage loan. Additional interest, measured as a percentage of surplus cash (as defined in the participation agreements) and a percentage of the proceeds from the sale or refinancing of the development (as defined in the participation agreements), will also be due. During the years ended 1997, 1996 and 1995, additional interest was recognized in the amount of $134,769, $84,947 and $179,701, respectively. These amounts are included in mortgage investment income on the accompanying statements of operations.

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

(10) A reconciliation of the carrying value of the Partnership's investment in Insured Mortgages, for the years ended December 31, 1997 and 1996, is as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1997


                                                   1997             1996
                                               ------------     ------------
     Beginning balance                         $150,036,815     $154,669,316

       Investment in Acquired Insured
          Mortgages and advances on
          construction loans, including
         acquisition costs                               --        9,416,014

       Principal receipts on mortgages           (1,952,500)      (1,037,314)

       Proceeds from mortgages assigned
         or sold                                 (7,016,157)      (8,308,830)(a)

       Net (losses) gains on mortgage
         dispositions                                20,746         (377,900)

       Coinsurance claims due from HUD                   --       (3,161,747)

       Net unrealized (losses) gains on
         investment in FHA-Insured
         Certificates and GNMA Mortgage-
         Backed Securities                        1,801,409       (1,162,724)
                                               ------------     ------------
     Ending balance                            $142,890,313     $150,036,815
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

(13) As of December 31, 1997 and 1996, the tax basis of the Insured Mortgages was approximately $144 million and $153 million, respectively.

(14) Annual principal and interest payments for mortgages acquired during 1997 and 1996 are annualized.