Form 10-Q
period 1998-03-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 1998-05-15
CIK 811437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                   March 31, 1998
                                       -----------------

Commission file number                      1-12724
                                       -----------------

              AMERICAN INSURED MORTGAGE INVESTORS - L.P.- SERIES 88
        -----------------------------------------------------------------
               (Exact name of registrant as specified in charter)

                 Delaware                               13-3398206
      -------------------------------              ------------------
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)               Identification No.)

 11200 Rockville Pike, Rockville, Maryland                20852
 -----------------------------------------         ------------------
 (Address of principal executive offices)              (Zip Code)

                                 (301) 816-2300
        ----------------------------------------------------------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes |X|    No |_|

      As of May 1, 1998, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED March 31, 1998

                                                                           Page
                                                                           ----

PART I.     Financial Information

Item 1.     Financial Statements

            Balance Sheets - March 31, 1998 (unaudited)
              and December 31, 1997..................................        3

            Statements of Operations - for the three
              months ended March 31, 1998 and
              1997 (unaudited) ......................................        4

            Statement of Changes in Partners' Equity -
              for the three months ended March 31,
              1998 (unaudited).......................................        5

            Statements of Cash Flows - for the three
              months ended March 31, 1998 and
              1997 (unaudited).......................................        6

            Notes to Financial Statements (unaudited)................        7

Item 2.     Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations..........................................       15

PART II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K.........................       18

Signature   .........................................................       19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                       March 31,     December 31,
                                                         1998            1997
                                                    -------------    ------------
                                                     (Unaudited)
                                     ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Acquired insured mortgages                      $  73,349,266   $  74,963,747
    Originated insured mortgages                       44,374,738      44,222,754
                                                    -------------   -------------
                                                      117,724,004     119,186,501
Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount and premium:
    Originated insured mortgages                       16,597,390      22,609,310
    Acquired insured mortgages                          1,085,178       1,094,502
                                                    -------------   -------------
                                                       17,682,568      23,703,812

Due from HUD                                              663,410         663,410

Cash and cash equivalents                              10,424,587       2,721,306

Investment in affiliate                                 1,281,884       1,281,884

Notes receivable from affiliates and due
  from affiliates                                         658,486         728,684

Receivables and other assets                            2,297,494       2,330,128
                                                    -------------   -------------
         Total assets                               $ 150,732,433   $ 150,615,725
                                                    =============   =============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                              $   11,199,296   $   3,517,134

Accounts payable and accrued expenses                      79,905         121,331
                                                     ------------   -------------
         Total liabilities                             11,279,201       3,638,465
                                                     ------------   -------------

Partners' equity:
  Limited partners' equity                            139,840,169     147,475,554
  General partner's deficit                            (1,932,792)     (1,539,380)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                                 (618,750)       (618,750)
  Net unrealized losses on investment
    in FHA-Insured Certificates and GNMA
    Mortgage-Backed Securities                         (1,717,776)     (1,902,187)
  Net unrealized gains on investment
    in FHA-Insured Certificates and GNMA
    Mortgage-Backed Securities                          3,882,381       3,562,023
                                                     ------------   -------------
         Total partners' equity                       139,453,232     146,977,260
                                                     ------------   -------------
         Total liabilities and
           partners' equity                          $150,732,433    $150,615,725
                                                     ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                      For the three months ended
                                                               March 31,
                                                     ---------------------------
                                                          1998          1997
                                                     ------------   ------------
Income:
  Mortgage investment income                         $  2,751,418   $  3,059,346
  Interest and other income                                60,643         63,080
                                                     ------------   ------------
                                                        2,812,061      3,122,426
                                                     ------------   ------------
Expenses:
  Asset management fee to
    related parties                                       353,418        372,870
  General and administrative                               74,252         52,980
                                                     ------------   ------------
                                                          427,670        425,850
                                                     ------------   ------------
Earnings before net gains on
  mortgage dispositions                                 2,384,391      2,696,576

Net gains on mortgage dispositions                        786,108             --
                                                     ------------   ------------
      Net earnings                                   $  3,170,499   $  2,696,576
                                                     ============   ============

Net earnings allocated to:
  Limited partners - 95.1%                           $  3,015,145   $  2,564,444
  General partner - 4.9%                                  155,354        132,132
                                                     ------------   ------------
                                                     $  3,170,499   $  2,696,576
                                                     ============   ============
Net earnings per Limited Partnership
  Unit - Basic
                                                     $       0.34   $       0.29
                                                     ============   ============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 1998

                                   (Unaudited)

                                                                                      Unrealized     Unrealized
                                                                                       Losses on      Gains on
                                                                                      Investment     Investment
                                                                                   in FHA-Insured  in FHA-Insured
                                                                     Repurchased     Certificates   Certificates
                                                                       Limited         and GNMA        and GNMA        Total
                                      Limited          General       Partnership   Mortgage-Backed Mortgage-Backed    Partners'
                                      Partner          Partners         Units         Securities      Securities       Equity
                                   -------------    -------------    -----------    -------------    ------------   -------------
Balance, December 31, 1997         $ 147,475,554    $  (1,539,380)   $  (618,750)   $  (1,902,187)   $  3,562,023   $ 146,977,260

  Net earnings                         3,015,145          155,354             --               --              --       3,170,499

  Distributions paid or accrued
    of $1.21 per Unit,
    including return of capital
    of $0.87 per Unit                (10,650,530)        (548,766)            --               --              --     (11,199,296)

  Adjustment to net unrealized
    gains on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-Backed
    Securities                                --               --             --          184,411         320,358         504,769
                                   -------------    -------------    -----------    -------------    ------------   -------------
Balance, March 31, 1998            $ 139,840,169    $  (1,932,792)   $  (618,750)   $  (1,717,776)   $  3,882,381   $ 139,453,232
                                   =============    =============    ===========    =============    ============   =============
Limited Partnership Units
  outstanding -  March 31, 1998                         8,802,091
                                                    =============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                            For the three months
                                                             ended March 31,
                                                           1998            1997
                                                       ------------    ------------
Cash flows from operating activities:
  Net earnings                                         $  3,170,499    $  2,696,576
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Gain on mortgage dispositions                          (786,108)             --
    Changes in assets and liabilities:
      Decrease (increase) in receivables and
        other assets                                         32,634        (107,195)
      Decrease in accounts payable and accrued
        expenses                                            (41,426)        (13,270)
      Decrease (increase) in investment in affiliate
        and notes receivable from affiliates and
        due from affiliates                                  70,198         (35,896)
                                                       ------------    ------------

        Net cash provided by operating activities         2,445,797       2,540,215
                                                       ------------    ------------
Cash flows from investing activities:
  Proceeds from dispositions of insured mortgages         8,480,907              --
  Receipt of proceeds due from HUD                               --       2,558,251
  Receipt of principal from scheduled payments              293,711         278,446
                                                       ------------    ------------
        Net cash provided by investing activities         8,774,618       2,836,697
                                                       ------------    ------------
Cash flows from financing activities:
  Distributions paid to partners                         (3,517,134)     (2,776,685)
                                                       ------------    ------------
        Net cash used in financing activities            (3,517,134)     (2,776,685)
                                                       ------------    ------------
Net increase in cash and cash equivalents                 7,703,281       2,600,227

Cash and cash equivalents, beginning of period            2,721,306       1,918,341
                                                       ------------    ------------
Cash and cash equivalents, end of period               $ 10,424,587    $  4,518,568
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

2. BASIS OF PRESENTATION

      In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 1998 and December 31, 1997 and the results of its operations for the three months ended March 31, 1998 and 1997 and its cash flows for the three months ended March 31, 1998 and 1997.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2. BASIS OF PRESENTATION - Continued

conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1997.

      New Accounting Standards

            During 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This would include net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale". FAS 130 was adopted by the Partnership January 1, 1998. For the three months ended March 31, 1998 and 1997, comprehensive income was $3,675,268 and $522,438, respectively.

3.    INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED
        SECURITIES

      A.    Fully Insured Mortgage Investments

            Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Certificates and GNMA Mortgage-Backed
      Securities:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3. INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES - Continued

                                          March 31,       December 31,
                                           1998              1997
                                       ------------      ------------
Number of:
  GNMA Mortgage-Backed Securities                22                22
  FHA-Insured Certificates                        4(1)              5
Amortized Cost                         $ 70,358,476      $ 72,251,365
Face Value                               70,592,168        72,492,904
Fair Value                               73,349,266        74,963,747


(1) During January 1998, the mortgage on Northpoint Apartments was prepaid. The Partnership received net proceeds of approximately $1.7 million and recognized a gain of approximately $6,000 on this prepayment. A distribution of $0.19 per Unit related to this prepayment was declared in February 1998 and was paid on May 1, 1998.

            Listed below is the Partnership's aggregate investment in fully insured originated FHA-Insured Certificates:

                                         March 31,       December 31,
                                           1998              1997
                                       ------------      ------------
Number of Mortgages                               1                 1
Amortized Cost                         $ 11,280,736      $ 11,296,412
Face Value                               10,927,030        10,941,101
Fair Value                               11,095,729        11,055,186


            As of May 1, 1998, all fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities were current with respect to the payment of principal and interest.

            In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of March 31, 1998, the Partnership had received approximately $10.2 million on this assignment including partial repayment of the outstanding principal and accrued interest. The remainder of the proceeds, approximately $1.5 million, is included in Due from HUD and Receivables and other assets. HUD has disallowed approximately $1.5 million of the assignment claim. The servicer is currently negotiating with HUD in

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3. INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES - Continued

      regard to collection of the disallowed portion of the claim. In addition, the General Partner has retained counsel in this matter and is actively pursuing litigation. The Partnership believes that the allowance for loan losses of $375,000 as of March 31, 1998, is sufficient to provide for amounts that may not be recovered from the servicer.

      B.    Coinsured FHA-Insured Certificates

            As of March 31, 1998 and December 31, 1997, the Partnership held investments in three FHA-Insured Certificates secured by coinsured mortgages. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of March 31, 1998 and December 31, 1997, the remaining two FHA-Insured Certificates are coinsured by Integrated Funding, Inc. (IFI), an affiliate of the Partnership.

      1.    Coinsured by third party

            As of March 31, 1998, the originated coinsured mortgage which is coinsured by Patrician, St. Charles Place-Phase II, was delinquent with respect to principal and interest. The following is a discussion of actual and potential performance problems with respect to this mortgage investment.

                                March 31, 1998                          December 31, 1997
                     -------------------------------------    --------------------------------------
                      Amortized       Face         Fair       Amortized        Face          Fair
                        Cost         Value         Value        Cost           Value        Value
                     ----------    ----------    ---------    -----------   -----------   ----------
St. Charles Place -
  Phase II(1)        $3,710,286    $3,710,286    $3,498,159    $3,710,287    $3,710,287    $3,484,715


(1) These amounts represent the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by American Insured Mortgage Investors L.P. - Series 86, an affiliate of the Partnership. As of May 1, 1998, the mortgagor has made payments of principal and interest due on the mortgage through November 1995 to the Partnership. Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.

            The General Partner intends to continue to oversee the Partnership's interest in this mortgage investment in

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3. INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES - Continued

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

      2.    Coinsured by affiliate

            As of March 31, 1998 and December 31, 1997, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is Integrated Funding Inc.
            (IFI), an affiliate of the Partnership.

            As of May 1, 1998, these two IFI coinsured mortgages, as shown in the table below, were current with respect to the payment of principal and interest.

                                March 31, 1998                          December 31, 1997
                     -------------------------------------    --------------------------------------
                      Amortized       Face         Fair       Amortized        Face          Fair
                        Cost         Value         Value        Cost           Value        Value
                     ----------    ----------    ---------    -----------   -----------   ----------
The Breakers at
  Golf Mill         $22,261,489   $22,261,489   $20,940,847   $22,309,235   $22,309,236   $20,873,845
Summerwind Apts.-
  Phase II            7,948,411     9,361,184     8,840,003     7,959,366     9,378,179     8,809,008
                    -----------   -----------   -----------   -----------   -----------   -----------
                    $30,209,900   $31,622,673   $29,780,850   $30,268,601   $31,687,415   $29,682,853
                    ===========   ===========   ===========   ===========   ===========   ===========

4.    INVESTMENT IN FHA-INSURED LOANS

      Listed below is the Partnership's aggregate investment in fully insured originated FHA-Insured Loans as of March 31, 1998 and December 31, 1997:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.    INVESTMENT IN FHA-INSURED LOANS - Continued

                                         March 31,       December 31,
                                           1998              1997
                                      -------------      ------------
Number of Mortgages                               2(1)              3
Amortized Cost                         $ 16,597,390       $22,609,310
Face Value                               16,421,429        22,213,954
Fair Value                               16,715,742        22,428,570


(1) During February 1998, the mortgage on Olmstead Park was prepaid. The Partnership received net proceeds of approximately $6.8 million and recognized a gain of approximately $780,000 on this prepayment. A distribution of $0.73 per Unit related to this prepayment was declared in March 1998 and was paid on May 1, 1998.

            Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Loans as of March 31, 1998 and December 31, 1997:

                                        March 31,        December 31,
                                           1998              1997
                                      -------------      ------------
Number of Mortgages                               2                 2
Amortized Cost                         $  1,085,178      $  1,094,502
Face Value                                1,082,545         1,091,827
Fair Value                                1,104,664         1,107,188


      As of May 1, 1998, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

      In addition to base interest payments from fully insured FHA-Insured Loans, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). Currently, two of the originated FHA-Insured Loans contain Participations. During the three months ended March 31, 1998 and 1997, the Partnership received additional interest of $69,820 and $43,232, respectively, from of the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.    DUE FROM HUD

      Due from HUD consists of amounts due to the Partnership in connection with losses incurred on the disposition of fully insured and coinsured mortgage investments.

      As of March 31, 1998, Due from HUD includes approximately $603,500 related to the assignment of Water's Edge of New Jersey, as discussed in Note 3. As of March 31, 1998 and December 1997, Due from HUD includes approximately $59,000 and $59,000, respectively, related to the disposition of Hazeltine Shores.

6.    DISTRIBUTIONS TO UNITHOLDERS

      The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 1998 and 1997 are as follows:

                                                        1998        1997
                                                      -------     -------
      Quarter ended March 31,                         $  1.21(1)  $  0.59(2)
                                                      =======     =======

(1) This amount includes approximately $0.19 per Unit from proceeds received in January 1998 related to the prepayment of the mortgage on Northpoint Apartments. In addition, this amount includes $0.73 per Unit related to the prepayment of the mortgage on Olmstead Park in February 1998.

(2) This amount includes approximately $0.27 per Unit return of capital from additional proceeds received in January 1997 related to the assignment of the mortgage on Water's Edge of New Jersey. In addition, this amount includes $0.02 per Unit return of capital due to remaining net proceeds from mortgage dispositions not reinvested prior to the expiration of the reinvestment period on December 31, 1996.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.    TRANSACTIONS WITH RELATED PARTIES

      The General Partner and certain affiliated entities, during the three months ended March 31, 1998 and 1997, have earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                          For the
                                                    three months ended
                          Capacity in Which               March 31,
Name of Recipient            Served/Item             1998        1997
-----------------    ----------------------------   -------    --------
CRIIMI, Inc.         General Partner/Distribution   548,766     267,580

AIM Acquisition      Advisor/Asset Management Fee   353,418     372,870
  Partners, L.P.(1)

CRIIMI MAE           Affiliate of General Partner/   19,006      16,875
Management, Inc.       Expense Reimbursement


(1) The Advisor, pursuant to the Partnership Agreement is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement) for the three months ended March 31, 1998 and 1997, respectively. The sub-advisor to the Partnership (the Sub-advisor) is entitled to a fee of 0.28% of Total Invested Assets of the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership (the Sub-advisor) earned a fee equal to $104,160 and $109,893 for the three months ended March 31, 1998 and 1997, respectively. The Sub-advisor is an affiliate of CRIIMI MAE.

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

General

      As of March 31, 1998, the Partnership had invested in 34 Insured Mortgages with an aggregate amortized cost of approximately $133 million, a face value of approximately $134 million and a fair value of approximately $136 million.

      As of May 1 1998, all of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans were current with respect to the payment of principal and interest except for the coinsured mortgage on St. Charles Place - Phase II which has made payments through November 1995. As discussed in Note 3 to the financial statements, management does not anticipate that this delinquency will have an adverse material impact on the Partnership's financial statements.

      In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of March 31, 1998, the Partnership had received approximately $10.2 million on this assignment including the outstanding principal plus partial accrued interest. The remainder of the proceeds, approximately $1.5 million, is included in Due from HUD and Receivables and other assets. The servicer is currently negotiating with HUD in regard to collection of the disallowed portion of the claim. In addition, the General Partner has retained counsel in this matter and is actively pursuing litigation. The Partnership believes that the allowance for loan losses of $375,000 as of March 31, 1998, is sufficient to provide for amounts that may not be recovered from the servicer.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS - Continued

Results of Operations

      Net earnings increased for the three months ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to an increase in gains on mortgage dispositions offset by a decrease in mortgage investment income.

      Mortgage investment income decreased for the three months ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to a principal curtailment on Olde Mills Apartments and the prepayment of the mortgage on Parkside Estates during the second and fourth quarters of 1997, respectively. In addition, the mortgages on Northpoint Apartments and Olmstead Park were prepaid in January and February of 1998, respectively.

      Interest and other income did not change significantly for the three months ended March 31, 1998 as compared to the corresponding period in 1997.

      Net realized gains on mortgage dispositions increased for the three months ended March 31, 1998 as compared to the corresponding period in 1997. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. During the three months ended March 31, 1998, the Partnership recognized gains on mortgage dispositions of approximately $786,000 related to the prepayment of the mortgages on Northpoint Apartments and Olmstead Park, as compared to no disposition activity during the period ending March 31, 1997.

Liquidity and Capital Resources

      The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first three months of 1998 to meet operating requirements.

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

      Net cash provided by operating activities did not change significantly for the three months ended March 31, 1998 as compared to the corresponding period in 1997.

      Net cash provided by investing activities increased for the three months ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to the prepayment of the mortgages on Northpoint Apartments and Olmstead Park.

      Net cash used in financing activities increased for the three months ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to an increase in distributions paid to the partners. The distribution paid for the three months ended March 31, 1998 included a return of capital of $0.19 per Unit for the prepayment of the mortgage on Northpoint Apartment and a return of capital of $0.73 per Unit for the prepayment of the mortgage on Olmstead Park, which were paid on May 1, 1998, in addition to regular cash flow. This compares to the distribution paid during the three months ended March 31, 1997, which consisted of $0.27 return of capital from Water's Edge of New Jersey and $0.02 not reinvested due to the expiration of the reinvestment period.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FROM 8-K

      No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1998.

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

                                    AMERICAN INSURED MORTGAGE
                                      INVESTORS L.P. - SERIES 88
                                      (Registrant)

                                    By: CRIIMI, Inc.
                                    General Partner

May 14, 1998                        /s/ Cynthia O. Azzara
------------------                  ---------------------------------
Date                                Cynthia O. Azzara
                                    Principal Financial and
                                      Accounting Officer