Form 10-Q
period 1998-06-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 1998-08-14
CIK 811437

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended              June 30, 1998
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
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----        ----
     As of June 30, 1998, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1998

                                                               Page
                                                               ----

PART I.   Financial Information

Item 1.   Financial Statements

          Balance Sheets - June 30, 1998 (unaudited)
            and December 31, 1997 . . . . . . . . . . .         3

          Statements of Operations - for the three and
            six months ended June 30, 1998 and
            1997 (unaudited)  . . . . . . . . . . . . .         4

          Statement of Changes in Partners' Equity -
            for the six months ended June 30,
            1998 (unaudited)  . . . . . . . . . . . . .         5

          Statements of Cash Flows - for the six
            months ended June 30, 1998 and
            1997 (unaudited)  . . . . . . . . . . . . .         6

          Notes to Financial Statements (unaudited) . .         7

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results
            of Operations . . . . . . . . . . . . . . .        17

PART II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K  . . . . . .        20

Signature . . . . . . . . . . . . . . . . . . . . . . .        21

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                              BALANCE SHEETS

                                                                       June 30,       December 31,
                                                                         1998             1997
                                                                    -------------     ------------
                                                                     (Unaudited)
                                                               ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Acquired insured mortgages                                      $  73,349,267    $  74,963,747
    Originated insured mortgages                                       33,279,009       44,222,754
                                                                    -------------    -------------
                                                                      106,628,276      119,186,501
Investment in FHA-Insured Loans,
  at amortized cost, net of unamortized
  discount and premium:
    Originated insured mortgages                                       16,572,958       22,609,310
    Acquired insured mortgages                                          1,075,620        1,094,502
                                                                    -------------    -------------
                                                                       17,648,578       23,703,812

Due from HUD                                                              603,496          663,410

Cash and cash equivalents                                              13,535,044        2,721,306

Investment in affiliate                                                 1,281,884        1,281,884

Notes receivable from affiliates and due
  from affiliates                                                         658,486          728,684

Receivables and other assets                                            2,169,820        2,330,128
                                                                    -------------    -------------
         Total assets                                               $ 142,525,584    $ 150,615,725
                                                                    =============    =============

                                                  LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                              $   13,883,424    $   3,517,134

Accounts payable and accrued expenses                                      72,849          121,331
                                                                     ------------    -------------
         Total liabilities                                             13,956,273        3,638,465
                                                                     ------------    -------------

Partners' equity:
  Limited partners' equity                                            128,328,104      147,475,554
  General partner's deficit                                            (2,525,947)      (1,539,380)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                                                 (618,750)        (618,750)
  Net unrealized losses on investment
    in FHA-Insured Certificates and GNMA
    Mortgage-Backed Securities                                         (1,484,182)      (1,902,187)
  Net unrealized gains on investment
    in FHA-Insured Certificates and GNMA
    Mortgage-Backed Securities                                          4,870,086        3,562,023
                                                                     ------------    -------------
         Total partners' equity                                       128,569,311      146,977,260
                                                                     ------------    -------------
         Total liabilities and
           partners' equity                                          $142,525,584     $150,615,725
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                        STATEMENTS OF OPERATIONS

                                               (Unaudited)

                                                 For the three months ended       For the six months ended
                                                          June 30,                          June 30,
                                               ----------------------------     ----------------------------
                                                   1998            1997             1998            1997
                                               ------------    ------------     ------------    ------------
Income:

  Mortgage investment income                   $  2,497,356    $  3,060,884     $  5,248,774    $  6,120,230
  Interest and other income                         128,044          43,293          188,687         106,373
                                               ------------    ------------     ------------    ------------
                                                  2,625,400       3,104,177        5,437,461       6,226,603
                                               ------------    ------------     ------------    ------------
Expenses:
  Asset management fee to
    related parties                                 338,004         372,870          691,422         745,740
  General and administrative                        159,033         101,799          233,285         154,779
                                               ------------    ------------      -----------    ------------
                                                    497,037         474,669          924,707         900,519
                                               ------------    ------------      -----------    ------------
Earnings before net gains on
  mortgage dispositions                           2,128,363       2,629,508        4,512,754       5,326,084

Net gains/(losses) on mortgage
  dispositions                                     (350,159)             --          435,949              --
                                               ------------    ------------      -----------     -----------
      Net earnings                             $  1,778,204    $  2,629,508      $ 4,948,703     $ 5,326,084
                                               ============    ============      ===========     ===========

Net earnings allocated to:
  Limited partners - 95.1%                     $  1,691,072    $  2,500,662      $ 4,706,217     $ 5,065,106
  General partner - 4.9%                             87,132         128,846          242,486         260,978
                                               ------------    ------------      -----------     -----------
                                               $  1,778,204    $  2,629,508      $ 4,948,703     $ 5,326,084
                                               ============    ============      ===========     ===========

Net earnings per Limited Partnership
  Unit - Basic                                 $       0.19    $       0.28      $      0.53     $      0.57
                                               ============    ============      ===========     ===========


                                             The accompanying notes are an integral part
                                                   of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                STATEMENT OF CHANGES IN PARTNERS' EQUITY

                                 For the six months ended June 30, 1998

                                                (Unaudited)



                                                                               Unrealized         Unrealized
                                                                                Losses on          Gains on
                                                                                Investment         Investment
                                                                              in FHA-Insured     in FHA-Insured
                                                                Repurchased   Certificates       Certificates
                                                                  Limited       and GNMA           and GNMA           Total
                                       Limited      General     Partnership  Mortgage-Backed    Mortgage-Backed     Partners'
                                       Partner      Partners       Units        Securities         Securities        Equity
                                    ------------ -------------  -----------  ---------------   ----------------  -------------
Balance, December 31, 1997        $  147,475,554  $ (1,539,380) $  (618,750)   $  (1,902,187)    $    3,562,023  $ 146,977,260

  Net earnings                         4,706,217       242,486           --               --                 --      4,948,703

  Distributions paid or accrued
    of $2.71 per Unit,
    including return of capital
    of $2.18 per Unit                (23,853,667)   (1,229,053)          --               --                 --    (25,082,720)

  Adjustment to net unrealized
    gains on investment in
    FHA-Insured Certificates and
    GNMA Mortgage-Backed
    Securities                                --            --           --          418,005          1,308,063      1,726,068
                                    ------------ -------------  -----------   --------------       ------------   ------------
Balance, June 30, 1998             $ 128,328,104  $ (2,525,947)   $(618,750)  $   (1,484,182)      $  4,870,086   $128,569,311
                                    ============ =============  ===========   ==============       ============   ============
Limited Partnership Units
  outstanding -  June 30, 1998                       8,802,091
                                                 =============


                                             The accompanying notes are an integral part
                                                   of these financial statements.


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                        STATEMENTS OF CASH FLOWS

                                               (Unaudited)

                                                                                For the six months
                                                                                   ended June 30,
                                                                                1998            1997
                                                                            ------------    ------------
Cash flows from operating activities:
  Net earnings                                                              $  4,948,703    $  5,326,084
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Net gain on mortgage dispositions                                           (435,949)             --
    Changes in assets and liabilities:
      Decrease (increase) in receivables and
        other assets                                                             160,308        (174,332)
      (Decrease) increase in accounts payable and
        accrued expenses                                                         (48,482)          4,010
      Decrease in investment in affiliate
        and notes receivable from affiliates and
        due from affiliates                                                       70,198          68,194
                                                                            ------------    ------------

        Net cash provided by operating activities                              4,694,778       5,223,956
                                                                            ------------    ------------
Cash flows from investing activities:
  Proceeds from dispositions of insured mortgages                             19,406,190              --
  Decrease in Due from HUD                                                        59,914       2,558,201
  Receipt of principal from scheduled payments                                 1,369,286       1,340,231
  Increase in investment in affiliate                                                 --        (139,201)
                                                                            ------------    ------------
        Net cash provided by investing activities                             20,835,390       3,759,231
                                                                            ------------    ------------
Cash flows from financing activities:
  Distributions paid to partners                                             (14,716,430)     (8,237,499)
                                                                            ------------    ------------
        Net cash used in financing activities                                (14,716,430)     (8,237,499)
                                                                            ------------    ------------
Net increase in cash and cash equivalents                                     10,813,738         745,688

Cash and cash equivalents, beginning of period                                 2,721,306       1,918,341
                                                                            ------------    ------------
Cash and cash equivalents, end of period                                    $ 13,535,044    $  2,664,029
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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 1998 and December 31, 1997 and the results of its operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997.

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

     New Accounting Standards
     ------------------------
          During 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This would include net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale". FAS 130 was adopted by the Partnership January 1, 1998. For the three and six months ended June 30, 1998, comprehensive income was $2,999,503 and $6,674,771, respectively. For the three and six

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)


2.   BASIS OF PRESENTATION - Continued

     months ended June 30, 1997, comprehensive income was $5,963,352 and $6,485,790, respectively.

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES

     A.   Fully Insured Mortgage Investments
          ----------------------------------
          Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Certificates and GNMA Mortgage-Backed
     Securities:

                                               June 30,     December 31,
                                                1998            1997
                                            ------------    ------------
Number of:
  GNMA Mortgage-Backed Securities                     22              22
  FHA-Insured Certificates(2)                          4(1)            5
Amortized Cost                              $ 69,382,003    $ 72,251,365
Face Value                                    69,614,154      72,492,904
Fair Value                                    73,349,267      74,963,747

(1)  During January 1998, the mortgage on Northpoint Apartments was prepaid.
The Partnership received net proceeds of approximately $1.7 million and recognized a gain of approximately $6,000 on this prepayment. A distribution of $0.19 per Unit related to this prepayment was declared in February 1998 and was paid on May 1, 1998.

(2) In June 1998, the Partnership received approximately $778,000 in principal curtailment made on the mortgage on Olde Mill Apartments. These proceeds of $0.08 per Unit were declared as part of the June 1998 distribution and were paid in August 1998.



              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

          Listed below is the Partnership's aggregate investment in fully insured originated FHA-Insured Certificates:

                                        June 30,           December 31,
                                          1998                 1997
                                      ------------         ------------
Number of Mortgages                              0(1)                 1
Amortized Cost                        $          0         $ 11,296,412
Face Value                                       0           10,941,101
Fair Value                                       0           11,055,186

(1)  During June 1998, the mortgage on Arbor Village was prepaid.  The
Partnership received net proceeds of approximately $10.9 million and recognized a loss of approximately $350,000 on this prepayment. A distribution of $1.18 per Unit related to this prepayment was declared in June 1998 and was paid on August 3, 1998.


          As of August 1, 1998, all fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities were current with respect to the payment of principal and interest.

          In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of June 30, 1998, the Partnership had received approximately $10.2 million on this assignment including partial repayment of the outstanding principal and accrued interest. The remainder of the proceeds, approximately $1.5 million, is included in Due from HUD and Receivables and other assets. HUD has disallowed approximately $1.5 million of the assignment claim. The servicer is currently negotiating with HUD in regard to collection of the disallowed portion of the claim.
     In addition, the General Partner has retained counsel in this matter and is actively pursuing litigation. The Partnership believes that the allowance for loan losses of $375,000 as of June 30, 1998, is sufficient to provide for amounts that may not be recovered from the servicer.

          On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone Servicing Corporation, Inc. (the servicer) in the Circuit Court for Fauquier County, Virginia. The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396 plus interest, attorneys' fees and costs.

     B.   Coinsured FHA-Insured Certificates
          ----------------------------------
          As of June 30, 1998 and December 31, 1997, the Partnership held investments in three FHA-Insured Certificates secured by coinsured mortgages. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of June 30, 1998 and December 31, 1997,

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued

     the remaining two FHA-Insured Certificates are coinsured by Integrated Funding, Inc. (IFI), an affiliate of the Partnership.

     1.   Coinsured by third party
          ------------------------
          As of June 30, 1998, the originated coinsured mortgage which is coinsured by Patrician, St. Charles Place-Phase II, was delinquent with respect to principal and interest. The following is a discussion of actual and potential performance problems with respect to this mortgage investment.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued


                                            June 30, 1998                                      December 31, 1997
                               --------------------------------------------       ------------------------------------------
                                 Amortized        Face            Fair              Amortized       Face           Fair
                                   Cost           Value           Value               Cost          Value          Value
                               ------------    ------------    ------------       ------------  ------------    ------------
St. Charles Place -
  Phase II(1)                  $  3,710,285    $  3,710,285    $  3,498,159       $  3,710,287  $  3,710,287    $  3,484,715


(1)  These amounts represent the Partnership's approximate 55% ownership interest in the mortgage.  The remaining 45% ownership interest is held by American Insured Mortgage Investors L.P. - Series 86, an affiliate of the Partnership.  As of August 1,
     1998, the mortgagor has made payments of principal and interest due on the mortgage through November 1995 to the Partnership.
     Patrician is litigating the case in bankruptcy court while pursuing negotiations on a modification agreement with the borrower.
     The Partnership has made the decision to discontinue the accrual of interest income for this mortgage as of January 1, 1998, in the best interest of its Unitholders.  For the three and six months ended June 30, 1998 the unaccrued mortgage investment income was approximately $80,000 and $160,000, respectively.

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

     2.   Coinsured by affiliate
          ----------------------
          As of June 30, 1998 and December 31, 1997, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is Integrated Funding Inc.
          (IFI), an affiliate of the Partnership.

          As of August 1, 1998, these two IFI coinsured mortgages, as shown in the table below, were current with respect to the payment of principal and interest.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
       BACKED SECURITIES - Continued


                                       June 30, 1998                                        December 31, 1997
                         ---------------------------------------------        ------------------------------------------
                           Amortized        Face             Fair               Amortized       Face           Fair
                             Cost           Value            Value                Cost          Value          Value
                         ------------    ------------     ------------        ------------  ------------    ------------
The Breakers at
  Golf Mill              $ 22,212,902    $ 22,212,902     $ 20,940,847        $ 22,309,235  $ 22,309,236     $20,873,845
Summerwind Apts.-
  Phase II                  7,937,181       9,343,823        8,840,003           7,959,366     9,378,179       8,809,008
                         ------------    ------------     ------------        ------------  ------------   -------------
                         $ 30,150,083    $ 31,556,725     $ 29,780,850        $ 30,268,601. $ 31,687,415     $29,682,853
                         ============    ============     ============        ============  ============   =============


4.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in fully insured originated FHA-Insured Loans as of June 30, 1998 and December 31, 1997:

                                        June 30,       December 31,
                                         1998              1997
                                    -------------      ------------
Number of Mortgages                             2(1)              3
Amortized Cost                       $ 16,572,958       $22,609,310
Face Value                             16,397,551        22,213,954
Fair Value                             16,715,742        22,428,570

(1)  During February 1998, the mortgage on Olmstead Park Apartments was prepaid.
The Partnership received net proceeds of approximately $6.8 million and recognized a gain of approximately $780,000 on this prepayment. A distribution of $0.73 per Unit related to this prepayment was declared in March 1998 and was paid on May 1, 1998.


          Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Loans as of June 30, 1998 and December 31, 1997:

                                      June 30,      December 31,
                                       1998             1997
                                  -------------     ------------
Number of Mortgages                           2                2
Amortized Cost                     $  1,075,620     $  1,094,502
Face Value                            1,073,029        1,091,827
Fair Value                            1,104,664        1,107,188


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

4.   INVESTMENT IN FHA-INSURED LOANS - Continued

     As of August 1, 1998, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

     In addition to base interest payments from fully insured FHA-Insured Loans, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). Currently, two of the originated FHA-Insured Loans contain Participations. During the six months ended June 30, 1998 and 1997, the Partnership received additional interest of $69,820 and $101,151, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.

5.   DUE FROM HUD

     Due from HUD consists of amounts due to the Partnership in connection with the disposition of fully insured and coinsured mortgage investments.

     As of June 30, 1998, Due from HUD includes approximately $603,500 related to the assignment of Water's Edge of New Jersey, as discussed in Note 3.

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 1998 and 1997 are as follows:
                                               1998           1997
                                             -------        -------
     Quarter ended March 31,                 $  1.21(1)     $0.59(2)
     Quarter ended June 30,                     1.50(3)      0.30
                                             -------        -----
                                             $  2.71         0.89
                                             =======        =====

(1) This amount includes approximately $0.19 per Unit from proceeds received in January 1998 related to the prepayment of the mortgage on Northpoint Apartments. In addition, this amount includes $0.73 per Unit related to the prepayment of the mortgage on Olmstead Park Apartments in February 1998.

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

(3) This amount includes approximately $1.18 per Unit from proceeds received in June 1998 related to the prepayment of the mortgage on Arbor Village Apartments. In addition, this amount includes $0.08 per Unit representing a curtailment on the mortgage on Olde Mill Apartments.

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

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the six months ended June 30, 1998 and 1997, have earned or received compensation or payments for services from the Partnership as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.   TRANSACTIONS WITH RELATED PARTIES - Continued


                                           COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                           -----------------------------------------------

                                                                          For the                       For the
                                                                    three months ended              six months ended
                                   Capacity in Which                      June 30,                      June 30,
Name of Recipient                     Served/Item                    1998          1997           1998          1997
-----------------            ----------------------------         ----------    ----------     ----------    ----------
CRIIMI, Inc.                 General Partner/Distribution            680,288       136,057      1,229,053       403,637

AIM Acquisition              Advisor/Asset Management Fee            338,004       372,870        691,422       745,740
  Partners, L.P.(1)

CRIIMI MAE                   Affiliate of General Partner/            15,969        15,969         34,975        32,844
Management, Inc.               Expense Reimbursement


(1)  The Advisor, pursuant to the Partnership Agreement is entitled to an Asset Management Fee equal to .95% of Total Invested
     Assets (as defined in the Partnership Agreement) for the six months ended June 30, 1998 and 1997, respectively.  The sub-
     advisor to the Partnership (the Sub-advisor) is entitled to a fee of .28% of Total Invested Assets of the Advisor's Asset
     Management Fee.  Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership (the Sub-advisor) earned a fee equal to $203,778 and $252,630 for the six months ended June 30, 1998 and 1997, respectively.  The Sub-advisor is an affiliate of CRIIMI MAE.


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

General
-------
     As of June 30, 1998, the Partnership had invested in 33 Insured Mortgages with an aggregate amortized cost of approximately $120.9 million, a face value of approximately $124.1 million and a fair value of approximately $124.5 million.

     As of August 1 1998, all of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans were current with respect to the payment of principal and interest except for the coinsured mortgage on St. Charles Place
- Phase II which has made payments through November 1995. As discussed in Note 3 to the financial statements, management does not anticipate that this delinquency will have an adverse material impact on the Partnership's financial statements.

     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of June 30, 1998, the Partnership had received approximately $10.2 million on this assignment including the outstanding principal plus partial accrued interest. The remainder of the proceeds, approximately $1.5 million, is included in Due from HUD and Receivables and other assets. The servicer is currently negotiating with HUD in regard to collection of the disallowed portion of the claim. In addition, the General Partner has retained counsel in this matter and is actively pursuing litigation. The Partnership believes that the allowance for loan losses of $375,000 as of June 30, 1998, is sufficient to provide for amounts that may not be recovered from the servicer. On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone Servicing Corporation, Inc. (the servicer) in the Circuit Court for Fauquier County, Virginia. The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396 plus interest, attorneys' fees and costs.

Results of Operations
---------------------
     Net earnings decreased for the three months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to a decrease in mortgage investment income and an increase in net losses on mortgage dispositions. Net earnings decreased for the six months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to a decrease in mortgage investment income, partially offset by an increase in net gains on mortgage dispositions.

     Mortgage investment income decreased for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997 primarily due to a reduction in the mortgage base. For the six months ended June 30, 1998, the mortgages on Northpoint Apartments, Olmstead Park Apartments and Arbor Village were prepaid. In addition, a principal curtailment was received from Olde Mill Apartments in June 1998. For the six months ended June 30, 1997, the mortgage

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

on Parkside Estates was prepaid and a principal curtailment was received from Olde Mill Apartments.

     Interest and other income increased for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997 due to the temporary investment of proceeds from mortgage prepayments.

     Asset management fees decreased for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997, primarily due to the reduction in the mortgage base.

     General and administrative expenses increased for the three and six months ended June 30, 1998 as compared to the corresponding period in 1997. This increase was primarily the result of a write-off of certain losses associated with the final disposition of the co-insurance claim on the mortgage on Hazeltine Shores.

     Net realized losses on mortgage dispositions increased for the three months ended June 30, 1998 as compared to the corresponding period in 1997. The Partnership recognized a loss on the prepayment of the mortgage on Arbor Village of approximately $350,000. Net realized gains on mortgage dispositions increased for the six months ended June 30, 1998 as compared to the corresponding period in 1997. The Partnership recognized net gains on mortgage dispositions of approximately $786,000 related to the prepayment of the mortgages on Northpoint Apartments and Olmstead Park apartments and a net loss of approximately $350,000 on the prepayment of the mortgage on Arbor Village as previously discussed above, for total net realized gains of approximately $436,000 for the six months ended June 30, 1998. No mortgages were disposed of during the six months ended June 30, 1997.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first six months of 1998 to meet operating requirements.

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

     Net cash provided by operating activities decreased for the six months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to the decrease in mortgage investment income, as discussed previously.

     Net cash provided by investing activities increased for the six months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to the disposition proceeds from prepayment of the aforementioned mortgages.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS - Continued

     Net cash used in financing activities increased for the six months ended June 30, 1998 as compared to the corresponding period in 1997 primarily due to an increase in distributions paid to the partners. The distributions paid for the six months ended June 30, 1998 included a total return of capital of $0.92 per Unit for the prepayment of the mortgages on Northpoint Apartments and Olmstead Park Apartments, in addition to regular cash flow. This compares to the distributions paid during the six months ended June 30, 1997, which included $0.27 return of capital from Water's Edge of New Jersey and $0.02 not reinvested due to the expiration of the reinvestment period.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FROM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1998.

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

                              AMERICAN INSURED MORTGAGE
                                INVESTORS L.P. - SERIES 88
                                (Registrant)

                              By:CRIIMI, Inc.
                              General Partner


/s/ August 14, 1998           /s/ Cynthia O. Azzara
--------------------          -------------------------
Date                          Cynthia O. Azzara
                              Principal Financial and
                                Accounting Officer