Form 10-Q
period 1998-09-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 1998-11-16
CIK 811437

             UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
         WASHINGTON, D.C. 20549
                FORM 10-Q


  QUARTERLY REPORT UNDER SECTION 13 or 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                  September 30, 1998
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
(Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----
         As of September 30, 1998, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                                                      Page
                                                                      ----

PART I.           Financial Information

Item 1.           Financial Statements

                  Balance Sheets - September 30, 1998 (unaudited)
                    and December 31, 1997.............................  3

                  Statements of Operations - for the three and
                    nine months ended September 30, 1998 and
                    1997 (unaudited) .................................  4

                  Statement of Changes in Partners' Equity -
                    for the nine months ended September 30,
                    1998 (unaudited)..................................  5

                  Statements of Cash Flows - for the nine
                    months ended September 30, 1998 and
                    1997 (unaudited)..................................  6

                  Notes to Financial Statements (unaudited)...........  7

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results
                    of Operations..................................... 15

PART II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K.................... 19

Signature         .................................................... 20

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                                            September 30,      December 31,
                                                                                1998               1997
                                                                           --------------     -------------
                                                                            (Unaudited)
                                     ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Acquired insured mortgages                                             $   71,112,654     $  74,963,747
    Originated insured mortgages                                               32,919,046        44,222,754
                                                                           --------------     -------------
                                                                              104,031,700       119,186,501
Investment in FHA-Insured Loans, at amortized cost, net of unamortized discount and premium:
    Originated insured mortgages                                                5,732,553        22,609,310
    Acquired insured mortgages                                                  1,065,822         1,094,502
                                                                           --------------     -------------
                                                                                6,798,375        23,703,812

Due from HUD                                                                      603,496           663,410

Cash and cash equivalents                                                      13,136,631         2,721,306

Investment in affiliate                                                         1,266,971         1,281,884

Notes receivable from affiliates and due from affiliates                          658,490           728,684

Receivables and other assets                                                    2,068,182         2,330,128
                                                                           --------------     -------------
         Total assets                                                      $  128,563,845     $ 150,615,725
                                                                           ==============     =============

                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                                      $   13,142,975     $   3,517,134

Accounts payable and accrued expenses                                             147,060           121,331
                                                                           --------------     -------------
         Total liabilities                                                     13,290,035         3,638,465
                                                                           --------------     -------------

Partners' equity:
  Limited partners' equity                                                    117,897,034       147,475,554
  General partner's deficit                                                    (3,063,405)       (1,539,380)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                                                         (618,750)         (618,750)
  Net unrealized losses on investment in FHA-Insured Certificates and GNMA
    Mortgage-Backed Securities                                                 (1,680,156)       (1,902,187)
  Net unrealized gains on investment in FHA-Insured Certificates and GNMA
    Mortgage-Backed Securities                                                  2,739,087         3,562,023
                                                                           --------------     -------------
         Total partners' equity                                               115,273,810       146,977,260
                                                                           --------------     -------------
         Total liabilities and partners' equity                            $  128,563,845     $ 150,615,725
                                                                           ==============     =============

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                  For the three months ended        For the nine months ended
                                                         September 30,                      September 30,
                                                 ----------------------------      ---------------------------
                                                      1998           1997               1998          1997
                                                 ------------    ------------      -----------    ------------
Income:
  Mortgage investment income                     $  2,265,780    $  2,905,720    $   7,514,554    $  9,025,950
  Interest and other income                            76,188          76,758          264,875         183,131
                                                 ------------    ------------    -------------    ------------
                                                    2,341,968       2,982,478        7,779,429       9,209,081
                                                 ------------    ------------    -------------    ------------
Expenses:
  Asset management fee to
    related parties                                   311,064         367,330        1,002,486       1,113,070
  General and administrative                           79,751          48,290          313,035         203,069
                                                 ------------    ------------    -------------    ------------
                                                      390,815         415,620        1,315,521       1,316,139
Earnings before net losses on                    ------------    ------------    -------------    ------------
  mortgage dispositions                             1,951,153       2,566,858        6,463,908       7,892,942

Net gains on mortgage dispositions                    223,293          20,746          659,242          20,746
                                                 ------------    ------------    -------------    ------------
      Net earnings                               $  2,174,446    $  2,587,604    $   7,123,150    $  7,913,688
                                                 ============    ============    =============    ============

Net earnings allocated to:
  Limited partners - 95.1%                       $  2,067,898    $  2,460,811    $   6,774,116    $  7,525,917
  General partner - 4.9%                              106,548         126,793          349,034         387,771
                                                 ------------    ------------    -------------    ------------
                                                 $  2,174,446    $  2,587,604    $   7,123,150    $  7,913,688
                                                 ============    ============    =============    ============
Net earnings per Limited Partnership
  Unit                                           $       0.24    $       0.28    $        0.77    $       0.85
                                                 ============    ============    =============    ============

                   The accompanying notes are an integral part
                         of these financial statements.


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               STATEMENT OF CHANGES IN PARTNERS' EQUITY

                             For the nine months ended September 30, 1998

                                                     (Unaudited)



                                                                        Unrealized        Unrealized
                                                                         Losses on         Gains on
                                                                        Investment        Investment
                                                                        in FHA-Insured   in FHA-Insured
                                                       Repurchased      Certificates     Certificates
                                                         Limited          and GNMA          and GNMA           Total
                           Limited        General      Partnership     Mortgage-Backed   Mortgage-Backed     Partners'
                           Partner        Partners        Units          Securities        Securities         Equity
                       --------------   ------------  -------------   ----------------   ---------------    -------------
Balance, December 31,
  1997                 $  147,475,554   $ (1,539,380)  $   (618,750)  $     (1,902,187)   $    3,562,023    $ 146,977,260

  Net earnings              6,774,116        349,034             --                 --                --        7,123,150

  Distributions paid
    or accrued of
    $4.13 per Unit,
    including return
    of capital of
    $3.36 per Unit        (36,352,636)    (1,873,059)            --                 --                --      (38,225,695)

  Adjustment to net
    unrealized gains
    on investment in
    FHA-Insured
    Certificates and
    GNMA Mortgage-
    Backed
    Securities                     --             --             --            222,031          (822,936)        (600,905)
                       --------------   ------------   ------------   ----------------    --------------    -------------
Balance, September 30,
  1998                 $  117,897,034   $ (3,063,405)  $   (618,750)  $     (1,680,156)   $    2,739,087    $ 115,273,810
                       ==============   ============   ============   ================    ==============    =============
Limited Partnership Units
  outstanding -  September 30, 1998                      8,802,091
                                                     =============

                  The accompanying notes are an integral part
                         of these financial statements.


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                    STATEMENTS OF CASH FLOWS

                                            (Unaudited)

                                                                                  For the nine months
                                                                                   ended September 30,
                                                                                  1998              1997
                                                                             ------------      ------------
    Cash flows from operating activities:
      Net earnings                                                           $  7,123,150      $  7,913,688
      Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Net gain on mortgage dispositions                                        (659,242)          (20,746)
    Changes in assets and liabilities:
          Decrease (increase) in receivables and other assets                     261,946          (288,032)
          Increase (decrease) in accounts payable and accrued
            expenses                                                               25,729           (37,479)
          Decrease in notes receivable from affiliates
            and due from affiliates                                                70,194           139,201
                                                                             ------------      ------------
                 Net cash provided by operating activities                      6,821,777         7,706,632
                                                                             ------------      ------------
    Cash flows from investing activities:
      Proceeds from dispositions of insured mortgages                          30,454,553         9,574,408
      Decrease in Due from HUD                                                     59,914                50
      Receipt of principal from scheduled payments                              1,664,022         1,649,283
      Decrease (increase) in investment in affiliate                               14,913          (104,110)
                                                                             ------------      ------------
            Net cash provided by investing activities                          32,193,402        11,119,531
                                                                             ------------      ------------
    Cash flows from financing activities:
      Distributions paid to partners                                          (28,599,854)      (11,014,183)
                                                                             ------------      ------------
            Net cash used in financing activities                             (28,599,854)      (11,014,183)
                                                                             ------------      ------------
    Net increase in cash and cash equivalents                                  10,415,325         7,811,980

    Cash and cash equivalents, beginning of period                              2,721,306         1,918,341
                                                                             ------------      ------------
    Cash and cash equivalents, end of period                                 $ 13,136,631      $  9,730,321
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

         On October 5, 1998, CRIIMI MAE Inc., the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE Inc. and provider of personnel and administrative services to the Partnership, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Such bankruptcy filings could result in certain adverse effects to the Partnership including, without limitation, the potential loss of CRIIMI MAE Inc. as a potential source of capital, as discussed under "Liquidity and Capital Resources", and the potential need to replace CRIIMI MAE Management Inc. as a provider of personnel and administrative services to the Partnership.

2.       BASIS OF PRESENTATION

         In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1998 and December 31, 1997 and the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997.

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

                        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                     NOTES TO FINANCIAL STATEMENTS

                                               (Unaudited)

2.       BASIS OF PRESENTATION - Continued

         New Accounting Standards
         ------------------------
                  During 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This would include net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale". FAS 130 was adopted by the Partnership January 1, 1998. For the three and nine months ended September 30, 1998, comprehensive income was $(152,527) and $6,522,245, respectively. For the three and nine months ended September 30, 1997, comprehensive income was $2,822,429 and $9,308,219, respectively.

3.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES

         A.       Fully Insured Mortgage Investments
                  ----------------------------------
                  Listed  below is the  Partnership's  aggregate  investment  in
         fully   insured    acquired    FHA-Insured    Certificates   and   GNMA
         Mortgage-Backed Securities:

                                                             September 30,             December 31,
                                                                  1998                      1997
                                                              -------------             ------------
Number of:
  GNMA Mortgage-Backed Securities                                        22                       22
  FHA-Insured Certificates (1)(2)                                         4                        5
Amortized Cost                                                 $ 69,173,353             $ 72,251,365
Face Value                                                       69,403,939               72,492,904
Fair Value                                                       71,112,654               74,963,747

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



                       AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                     NOTES TO FINANCIAL STATEMENTS

                                               (Unaudited)

3.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES - Continued


                  Listed below is the Partnership's aggregate investment in fully insured originated FHA-Insured Certificates:

                                                             September 30,             December 31,
                                                                  1998                      1997
                                                              -------------             ------------
Number of Mortgages                                                       0(1)                     1
Amortized Cost                                                 $          0             $ 11,296,412
Face Value                                                                0               10,941,101
Fair Value                                                                0               11,055,186

(1) During June 1998, the mortgage on Arbor Village was prepaid. The Partnership received net proceeds of approximately $10.9 million and recognized a loss of approximately $350,000 on this prepayment. A distribution of $1.18 per Unit related to this prepayment was declared in June 1998 and was paid on August 3, 1998.


                  As  of  November  1,  1998,  all  fully  insured   FHA-Insured
         Certificates and GNMA Mortgage-Backed Securities were current with respect to the payment of principal and interest.

                  In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of September 30, 1998, the Partnership had received approximately $10.2 million on this assignment including partial repayment of the outstanding principal and accrued interest. The remainder of the proceeds, approximately $1.5 million, is included in Due from HUD and Receivables and other assets. HUD has disallowed approximately $1.5 million of the assignment claim. The servicer, Greystone Servicing Corporation, Inc., is currently negotiating with HUD in regard to collection of the disallowed portion of the claim. In addition, the General Partner has retained counsel in this matter and is actively pursuing litigation. On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone Servicing Corporation, Inc. (the servicer) in the Circuit Court of Fauquier
         County, Virginia. The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396 plus interest, attorneys' fees and costs. The Partnership believes that the allowance for loan losses of $375,000 as of September 30, 1998, is sufficient to provide for amounts that may not be recovered from the servicer.

                       AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                     NOTES TO FINANCIAL STATEMENTS

                                               (Unaudited)

3.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES - Continued

         B.       Coinsured FHA-Insured Certificates
                  ----------------------------------
                  As of September 30, 1998 and December 31, 1997, the Partnership held investments in three FHA-Insured Certificates secured by coinsured mortgages. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of September 30, 1998 and December 31, 1997, the remaining two FHA-Insured Certificates are coinsured by Integrated Funding, Inc. (IFI), an affiliate of the Partnership.

         1.       Coinsured by third party
                  ------------------------
                  As of September 30, 1998, the originated coinsured mortgage which is coinsured by Patrician, St. Charles Place-Phase II, was delinquent with respect to principal and interest. The following is a discussion of actual and potential performance problems with respect to this mortgage investment.


                                      September 30, 1998                                 December 31, 1997
                      -------------------------------------------       ------------------------------------------------
                         Amortized      Face            Fair                Amortized         Face             Fair
                           Cost         Value           Value               Cost              Value            Value
                      ------------   ------------    ------------       -------------     ------------      ------------
St. Charles Place -
  Phase II(1)         $ 3,710,285    $  3,710,285    $  3,455,256        $  3,710,287     $  3,710,287      $  3,484,715


(1) These amounts represent the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by American
Insured Mortgage Investors L.P. - Series 86, an affiliate of the Partnership. As of November 1, 1998, the mortgagor has made payments of principal and interest due on the mortgage through November 1995 to the Partnership. The Partnership has made the decision to discontinue the accrual of interest income for this mortgage as of January 1, 1998, in the best interest of its Unitholders. For the three and nine months ended September 30, 1998 the unaccrued mortgage investment income was approximately $80,000 and $240,000, respectively. On November 3, 1998, Patrician took title of this property via a bankruptcy court sale.
Patrician intends to dispose of the property and file a claim with HUD within one year for any unrecovered amounts.


                       AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                     NOTES TO FINANCIAL STATEMENTS

                                               (Unaudited)

3.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES - Continued

         2.       Coinsured by affiliate
                  ----------------------
                  As of September 30, 1998 and December 31, 1997, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is Integrated Funding Inc. (IFI), an affiliate of the Partnership.

                  As of November 1, 1998, these two IFI coinsured mortgages, as shown in the table below, were current with respect to the payment of principal and interest.


                                      September 30, 1998                                  December 31, 1997
                     ----------------------------------------------        --------------------------------------------
                       Amortized         Face              Fair              Amortized         Face            Fair
                          Cost           Value            Value                Cost            Value           Value
                     ------------    ------------     -------------        ------------     ------------   ------------
The Breakers at
  Golf Mill          $ 22,163,459    $ 22,163,459      $ 20,738,333        $ 22,309,235     $ 22,309,236    $20,873,845
Summerwind Apts.-
  Phase II              7,925,672       9,326,084         8,725,457           7,959,366        9,378,179      8,809,008
                     ------------    ------------      ------------        ------------     ------------    -----------
                     $ 30,089,131    $ 31,489,543      $ 29,463,790        $ 30,268,601     $ 31,687,415    $29,682,853
                     ============    ============      ============        ============     ============    ===========

4.       INVESTMENT IN FHA-INSURED LOANS


         Listed below is the Partnership's aggregate investment in fully insured originated FHA-Insured Loans as of September 30, 1998 and December 31, 1997:

                                                              September 30,             December 31,
                                                                  1998                      1997
                                                             --------------             ------------
Number of Mortgages (1)(2)                                                1                        3
Amortized Cost                                                 $  5,732,553              $22,609,310
Face Value                                                        5,732,553               22,213,954
Fair Value                                                        5,793,467               22,428,570

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



                      AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                     NOTES TO FINANCIAL STATEMENTS

                                               (Unaudited)

4.       INVESTMENT IN FHA-INSURED LOANS

(2)   During  September  1998, the mortgage on Water's Edge II was prepaid.  The
      Partnership received net proceeds of approximately $11 million and recognized a gain of approximately $223,000 on this prepayment. A distribution of $1.19 per Unit related to this prepayment was declared in September and was paid on November 2, 1998.


                  Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Loans as of September 30, 1998 and December 31, 1997:

                                                             September 30,             December 31,
                                                                  1998                      1997
                                                             --------------             ------------
Number of Mortgages                                                       2                        2
Amortized Cost                                                 $  1,065,822             $  1,094,502
Face Value                                                        1,063,274                1,091,827
Fair Value                                                        1,079,885                1,107,188


         As of November 1, 1998, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

         In addition to base interest payments from fully insured FHA-Insured Loans, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). Currently, two of the originated FHA-Insured Loans contain Participations. During the nine months ended September 30, 1998 and 1997, the Partnership received additional interest of $69,820 and $101,151, respectively, from the Participations. These amounts are included in mortgage investment income on the accompanying statements of operations.


5.       DUE FROM HUD

         Due from HUD consists of amounts due to the Partnership in connection with the disposition of fully insured and coinsured mortgage investments.

         As of September 30, 1998, Due from HUD includes approximately $603,500 related to the assignment of Water's Edge of New Jersey, as discussed in Note 3.

                     AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                   NOTES TO FINANCIAL STATEMENTS

                                             (Unaudited)

6.       DISTRIBUTIONS TO UNITHOLDERS

         The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 1998 and 1997 are as follows:

                                                     1998           1997
                                                    -------       -------
         Quarter ended March 31,                    $  1.21(1)    $  0.59(4)
         Quarter ended June 30,                        1.50(2)       0.30
         Quarter ended September 30,                   1.42(3)       1.06(5)
                                                    -------       -------
                                                    $  4.13       $  1.95
                                                    =======       =======

(1) This amount includes approximately $0.19 per Unit from proceeds received in January 1998 related to the prepayment of the mortgage on Northpoint Apartments. In addition, this amount includes $0.73 per Unit related to the prepayment of the mortgage on Olmstead Park Apartments in February 1998.

(2) This amount includes approximately $1.18 per Unit from proceeds received in September 1998 related to the prepayment of the mortgage on Arbor Village Apartments. In addition, this amount includes $0.08 per Unit representing a curtailment on the mortgage on Olde Mill Apartments.

(3) This amount includes approximately $1.19 per Unit return of capital and gain due to receipt of proceeds from the prepayment of the mortgage on Water's Edge II in September 1998.

(4) This amount includes approximately $0.27 per Unit return of capital from additional proceeds received in January 1997 related to the assignment of the mortgage on Water's Edge of New Jersey. In addition, this amount includes $0.02 per Unit return of capital due to remaining net proceeds from mortgage dispositions not reinvested prior to the expiration of the reinvestment period on December 31, 1996.

(5) This amount includes approximately $0.76 per Unit representing return of capital and gain due to the prepayment of the mortgage on Parkside Estates.

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

7.       TRANSACTIONS WITH RELATED PARTIES

         The General Partner and certain affiliated entities, during the nine months ended September 30, 1998 and 1997, have earned or received compensation or payments for services from the Partnership as follows:


                                                                  For the                         For the
                                                            three months ended                nine months ended
                            Capacity in Which                 September 30,                    September 30,
Name of Recipient              Served/Item                1998             1997             1998            1997
-----------------     ----------------------------     ----------       ----------       ----------      ----------
CRIIMI, Inc.          General Partner/Distribution        644,006          480,737        1,873,059         884,374

AIM Acquisition       Advisor/Asset Management Fee        311,064          367,330        1,002,486       1,113,070
  Partners, L.P.(1)

CRIIMI MAE            Affiliate of General Partner/        13,777           20,328           48,752          50,379
Management, Inc.        Expense Reimbursement


(1) The Advisor, pursuant to the Partnership Agreement is entitled to an Asset Management Fee equal to .95% of Total Invested Assets (as defined in the Partnership Agreement) for the nine months ended September 30, 1998 and 1997, respectively. The sub-advisor to the Partnership (the
         Sub-advisor) is entitled to a fee of .28% of Total Invested Assets of the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership (the Sub-advisor) earned a fee equal to $295,455 and $338,046 for the nine months ended September 30, 1998 and 1997, respectively. The Sub-advisor is an affiliate of CRIIMI
         MAE.


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

         On October 5, 1998, CRIIMI MAE Inc., the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE Inc. and provider of personnel and administrative services to the Partnership, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Such bankruptcy filings could result in certain adverse effects to the Partnership including, without limitation, the potential loss of CRIIMI MAE Inc. as a potential source of capital, as discussed under "Liquidity and Capital Resources", and the potential need to replace CRIIMI MAE Management Inc. as a provider of personnel and administrative services to the Partnership.

General
-------
         As of September 30, 1998, the Partnership had invested in 32 Insured Mortgages with an aggregate amortized cost of approximately $109.8 million, a face value of approximately $111.4 million and a fair value of approximately $110.9 million.

         As of November 1 1998, all of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans were current with respect to the payment of principal and interest except for the coinsured mortgage on St. Charles Place - Phase II which has made payments through November 1995.

         In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of September 30, 1998, the Partnership had received approximately $10.2 million on this assignment including the outstanding principal plus partial accrued interest. The remainder of the proceeds, approximately $1.5 million, is included in Due from HUD and Receivables and other assets. The servicer is currently negotiating with HUD in regard to collection of the disallowed portion of the

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

claim. In addition, the General Partner has retained counsel in this matter and is actively pursuing litigation On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone Servicing Corporation, Inc. (the servicer) in the Circuit Court for Fauquier County, Virginia. The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396 plus interest, attorneys' fees and costs. . The Partnership believes that the allowance for loan losses of $375,000 as of September 30, 1998, is sufficient to provide for amounts that may not be recovered from the servicer.

Results of Operations
---------------------
         Net earnings decreased for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to a decrease in mortgage investment income partially offset by an increase in net gains on mortgage dispositions.

         Mortgage investment income decreased for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to a reduction in the mortgage base, as a result of the prepayment of five mortgages and a principal curtailment since September 1997.

         Interest and other income increased for the nine months ended September 30, 1998 as compared to the corresponding period in 1997 due to the temporary investment of proceeds from mortgage prepayments.

         Asset management fees decreased for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997, primarily due to the reduction in the mortgage base, as discussed previously.

         General and administrative increased for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. This increase was primarily the result of a write-off of certain losses associated with the final disposition of the coinsurance claim on the mortgage on Hazeltine Shores.

         Net gains on mortgage dispositions increased for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. During the first nine months of 1998, the Partnership recognized gains on mortgage dispositions of approximately $1 million related to the prepayment of

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

the mortgages on Northpoint Apartments, Olmstead Park Apartments, and Water's Edge II in September. In addition, the Partnership recognized a net loss of approximately $350,000 on the prepayment of the mortgage on Arbor Village in June 1998. During the first nine months of 1997, the Partnership recognized a gain of approximately $20,700 related to the disposition of the mortgage on Parkside Estates in the third quarter.

Liquidity and Capital Resources
-------------------------------
         The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments, were sufficient during the first nine months of 1998 to meet operating requirements.

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

         Net cash provided by operating activities decreased for the nine months ended September 30, 1998 as compared to the corresponding period in 1997 primarily due to the decrease in mortgage investment income, as discussed previously.

         Net cash provided by investing activities increased for the nine months ended September 30, 1998 as compared to the corresponding period in 1997 primarily due to an increase in disposition proceeds from prepayment of the aforementioned mortgages.

         Net cash used in financing activities increased for the nine months ended September 30, 1998 as compared to the corresponding period in 1997 primarily due to an increase in distributions paid to the partners. The distributions paid for the nine months ended September 30, 1998 included a total return of capital of $2.26 per Unit for the curtailment on Olde Mill Apartments and the prepayment of the mortgages on Northpoint Apartments, Olmstead Park Apartments and Arbor Village in addition to regular cash flow. This compares

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to the distributions paid during the nine months ended September 30, 1997, which included $0.27 return of capital from Water's Edge of New Jersey, $0.02 not reinvested due to the expiration of the reinvestment period, and a return of capital of $0.76 per Unit for the prepayment of and the mortgage on Parkside Estates.

Other
-----
         On October 5, 1998, CRIIMI MAE Inc. the parent of the General Partner, filed a voluntary petition for reorganization under Chapter 11 of the Bankruptcy Code. As a debtor-in-possession, CRIIMI MAE Inc. will not be permitted to provide any available capital to the General Partner without approval from the bankruptcy court. This restriction on, or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership; however, CRIIMI MAE Inc. has not historically represented a significant source of capital for the General Partner or Partnership.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1998.

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

                                                   AMERICAN INSURED MORTGAGE
                                                     INVESTORS L.P. - SERIES 88
                                                     (Registrant)

                                              By:    CRIIMI, Inc.
                                                     General Partner


/s/ November 16, 1998                        /s/ Cynthia O. Azzara
----------------------                       -------------------------
Date                                         Cynthia O. Azzara
                                             Principal Financial and
                                             Accounting Officer