Form 10-K
period 1998-12-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 1999-04-01
CIK 811437

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 31, 1998
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of March 5, 1999, 8,802,091 Depositary Units of Limited Partnership Interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $92,964,228.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                         1998 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                     ------
                                                                   Page
                                                                   ----
Item 1.    Business................................................  4
Item 2.    Properties..............................................  6
Item 3.    Legal Proceedings.......................................  6
Item 4.    Submission of Matters to a Vote of
             Security Holders......................................  6

                                     PART II
                                     -------
Item 5.    Market for Registrant's Securities and
             Related Security Holder Matters.......................  6
Item 6.    Selected Financial Data.................................  9
Item 7.    Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations............................................ 10
Item 7A.   Qualitative and Quantitative Disclosures
             About Market Risk..................................... 22
Item 8.    Financial Statements and Supplementary Data............. 22
Item 9.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure................ 22

                                    PART III
                                    --------
Item 10.   Directors and Executive Officers of the
             Registrant............................................ 23
Item 11.   Executive Compensation.................................. 26
Item 12.   Security Ownership of Certain Beneficial
             Owners and Management................................. 26
Item 13.   Certain Relationships and Related
             Transactions.......................................... 27

                                     PART IV
                                     -------
Item 14.   Exhibits, Financial Statement Schedules and
             Reports on Form 8-K................................... 28

Signatures ........................................................ 32

                                     PART I

ITEM 1.  BUSINESS

Development and Description of Business
---------------------------------------
         Information concerning the business of American Insured Mortgage Investors L.P.-Series 88 (the Partnership) is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 4, 5 and 7 of the notes to the financial statements of the Partnership. Also see Schedule IV-Mortgage Loans on Real Estate for a summary of mortgage investments held by the Partnership as of December 31, 1998, which is hereby incorporated by reference herein.

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

                                     PART I

         CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, REITS or other entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that one or more of the other AIM Partnerships (American Insured Mortgage Investors L.P. - Series 84, American Insured Mortgage Investors
- Series 85, L.P., American Insured Mortgage Investors L.P. - Series 86, American Insured Mortgage Investors L.P. - Series 88, collectively referred to herein as AIM Partnerships) and/or other entities sponsored or managed by CRIIMI MAE, are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CRIIMI MAE Services Limited Partnership (CMSLP) and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CMSLP and CRIIMI, Inc., however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.

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

ITEM 3.  LEGAL PROCEEDINGS

         Reference is made to Note 4 of the notes to the financial statements on pages 45 through 49.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to the security holders to be voted on during the fourth quarter of 1998.

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

         The high and low trade prices for the Units as reported on AMEX for each quarterly period in 1998 and 1997 were as follows:


                                                       1998
                                                       ----
    Quarter Ended                              High             Low
   ---------------------                    ---------         ---------
   March 31, 1998                            $ 14 1/4         $ 13 5/16
   June 30, 1998                               14               12  1/2
   September 30, 1998                          13 1/4           11  7/8
   December 31, 1998                           12 5/8           10 11/16

                                                       1997
                                                      -----
Quarter Ended                                 High                Low
------------------                         ----------           --------
March 31, 1997                             $  15                $ 14
June 30, 1997                                 15                  14
September 30, 1997                            14  7/8             13 3/8
December 31, 1997                             13 15/16            13 3/16

Distribution Information
------------------------
         Distributions   per  Unit,   payable  out  of  the  cash  flow  of  the
Partnership, during 1998 and 1997 were as follows:

                  Distributions for the               Amount of Distribution
                      Quarter Ended                           Per Unit
                  -------------------------           -----------------------
                  March 31, 1998                          $      1.21(1)
                  June 30, 1998                                  1.50(2)
                  September 30, 1998                             1.42(3)
                  December 31, 1998                              0.21
                                                          -----------
                                                          $      4.34
                                                          ===========

                  March 31, 1997                          $      0.59(4)
                  June 30, 1997                                  0.30
                  September 30, 1997                             1.06(5)
                  December 31, 1997                              0.38(6)
                                                          -----------
                                                          $      2.33
                                                          ===========

(1) This amount includes approximately $0.92 per Unit representing net proceeds from the prepayment of the mortgages on Northpoint Apartments and Olmstead Park Apartments.
(2) This amount includes approximately $0.08 per Unit representing a curtailment of the mortgage on Olde Mill Apartments and approximately $1.18 per Unit representing net proceeds from the prepayment of the mortgage on Arbor Village.
(3) This amount includes approximately $1.19 per Unit representing net proceeds from the prepayment of the mortgage on Water's Edge II Apartments.
(4) This amount includes approximately $0.27 per Unit representing partial receipt of proceeds from the assignment of Water's Edge of New Jersey and approximately $0.02 per Unit representing proceeds from mortgage dispositions not reinvested prior to the expiration of the reinvestment period.
(5) This amount includes approximately $0.76 per Unit representing proceeds from the prepayment of the mortgage on Parkside Estates.
(6) This amount includes approximately $0.08 per Unit representing a curtailment on the mortgage of Olde Mill Apartments and approximately $0.01 per Unit representing previously undistributed accrued interest received from St. Charles Place - Phase II.

         There are no material legal restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER
           MATTERS Continued

                                           Approximate Number of Unitholders
Title of Class                                   as of December 31, 1998
-----------------                           -------------------------------
Depositary Units of Limited
  Partnership Interest                                     7,000

ITEM 6.  SELECTED FINANCIAL DATA
         (Dollars in thousands, except per Unit amounts)

                                                                     For the Years Ended December 31,
                                               1998            1997           1996           1995        1994
                                             --------       ---------      ----------     ---------    ---------
Income                                       $  9,998       $  12,167       $  12,465     $  13,236    $  13,332

Net gains (losses) on mortgage
  disposition/modification                        756            (354)           (378)        2,452          978

Net earnings                                    9,179          10,097          10,293        13,795       11,540

Net earnings per Limited
  Partnership Unit - Basic (1)                   0.99           1.09             1.11          1.49          1.24

Distributions per Limited
  Partnership Unit (1)(2)                        4.34           2.33             1.22          1.66          1.41


                                                                           As of December 31,
                                               1998         1997            1996           1995         1994
                                             --------     --------        --------       --------     --------

Total assets                                 $116,464     $150,616        $159,554       $161,927     $154,805

Partners' equity                             $114,442     $146,977        $156,644       $158,806     $150,506


(1)      Calculated based upon the weighted average number of Units outstanding.
         See Note 2 of the notes to the financial statements of the Partnership.

(2) Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 1998, 1997, 1996, 1995 and 1994, which were paid subsequent to year end. See Notes 6 and 8 of the notes to the Partnership's financial statements contained in Item 8, "Financial
         Statements and Supplementary Data."


         The selected statements of income and comprehensive income data presented above for the years ended December 31, 1998, 1997 and 1996, and the balance sheet data as of December 31, 1998 and 1997, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The statements of income and comprehensive income data for the years ended December 31, 1995 and 1994 and the balance sheet data as of December 31, 1996, 1995 and 1994 are derived from audited financial statements not included in this Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto.

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

         Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio. In connection with the transaction in which CRIIMI MAE became a self-administered real estate investment trust (REIT) on June 30, 1995, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CMSLP manages the Partnership's portfolio. These transactions had no effect on the Partnership's financial statements.

         On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and the parent to AIM Investment L.P., and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without approval from the bankruptcy court. This restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership; however, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

Year 2000
---------
         The Year 2000 issue is a computer programming issue that may affect many electronic processing systems. Until relatively recently, in order to minimize the length of data fields, most date-sensitive programs eliminated the first two digits of the year. This issue could affect information technology ("IT") systems and date sensitive embedded technology that controls certain systems (such as telecommunications systems, security systems, etc.) leaving them unable to properly recognize or distinguish dates in the twentieth and twenty-first centuries. This treatment could result in significant miscalculations when processing critical date-sensitive information relating to dates after December 31, 1999.

The General Partner is currently in the process of assessing and testing Year 2000 compliance of its IT systems, which include software systems to administer and manage mortgage assets, and for internal accounting purposes. A majority of the IT systems used by the Partnership is licensed from third parties. These third parties have either provided upgrades to existing systems or have indicated that their systems are Year 2000 compliant. The General Partner has applied upgrades and has completed a substantial amount of compliance testing as of March 31, 1999. There can be no assurance, however, that the Partnership's IT systems will be Year 2000 compliant by December 31, 1999.

         The Year 2000 issue may also affect the Partnership's date-sensitive embedded technology, which controls systems such as the telecommunications systems, security systems, etc. The General Partner does not believe that the cost to modify or replace such technology to make it Year 2000 compliant will be material. The failure of any such systems to be Year 2000 compliant could be material to the Partnership.

         The potential impact of the Year 2000 issue depends not only on the corrective measures the General Partner has undertaken and will undertake, but also on the ways in which the Year 2000 issue is addressed by third parties with whom the Partnership directly interfaces or whose financial condition or operations are important to the Partnership. The Partnership has initiated communications with third parties with which it directly interfaces to evaluate the risk of their failure to be Year 2000 compliant and the extent to which the Partnership may be vulnerable to such failure. There can be no assurance that the systems of these third parties will be Year 2000 compliant by December 31, 1999. The failure of these third parties to be Year 2000 compliant could have a material adverse effect on the operations of the Partnership.

         The Partnership believes that its greatest risk with respect to the Year 2000 issue relates to failures by third parties to be Year 2000 compliant.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

In addition to risks posed by third parties with which the Partnership interfaces directly, risks are created by third parties providing services to large segments of society. The failure of third parties to be Year 2000 compliant could, among other things, cause disruptions in the capital and real estate markets and borrower defaults on real estate loans and mortgage-backed securities as well as the pools of mortgage loans underlying such securities. The Partnership believes that its greatest exposure to the Year 2000 issue involves the loan servicing operations of an affiliate of the Partnership that rely on computers to process and manage loans. An affiliate of the Partnership, CMSLP, currently services approximately 21% of the total loans in the AIM Partnerships. CMSLP has applied a vendor upgrade and has substantially completed compliance testing on the upgrade.

         Currently the Partnership estimates the cost of system upgrades related to Year 2000 issues to be immaterial.

         Although the General Partner has substantially completed its compliance testing and remediation, it is also in the process of developing contingency plans for the risks of the failure of the Partnership or third parties to be Year 2000 compliant. The General Partner intends to complete contingency plans for the Year 2000 issue by May 31, 1999. Due to the inability to predict all of the potential problems that may arise from the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plans.

Mortgage Investments
--------------------
         Until the change in the Partnership's investment policy, as discussed below, the Partnership was in the business of originating mortgage loans
(Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). As of December 31, 1998, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by the Federal Housing Administration (FHA) or Acquired Insured Mortgages which are fully insured (as more fully described below).

         The Partnership's reinvestment period expired on December 31, 1996, and the Partnership Agreement states that the Partnership will terminate on December 31, 2021, unless previously terminated under the provisions of the Partnership Agreement.

         As of December 31, 1998, the Partnership had invested in 31 Insured Mortgages with aggregate amortized cost, face and fair values of approximately $106 million, $108 million and $106 million, respectively.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued


         A.       Fully Insured FHA-Insured Certificates and GNMA
                    Mortgage-Backed Securities
                  -----------------------------------------------
                  Listed below is the Partnership's aggregate investment in fully insured Acquired Insured Mortgages as of December 31, 1998 and 1997:

                                                                            December 31,
                                                                 1998                  1997
                                                           ----------------        -----------------
Number of:
  GNMA Mortgage-Backed Securities                                        22                       22
  FHA-Insured Certificates(1)(2)                                          3                        5
Amortized Cost                                                 $ 65,698,059             $ 72,251,365
Face Value                                                       65,930,408               72,492,904
Fair Value                                                       67,018,830               74,963,747


(1) On January 31, 1998, the mortgage on Northpoint Apartments was prepaid. The Partnership received net proceeds of approximately $1.7 million, and recognized a gain of approximately $6,000 for the year ended December 31, 1998. A distribution of $0.19 per Unit related to this prepayment was declared in February 1998 and paid to Unitholders in May 1998.

(2) On December 21, 1998, the mortgage on Olde Mill Apartments was prepaid. The Partnership received net proceeds of approximately $3.4 million, and recognized a gain of approximately $97,000 for the year ended December 31, 1998. A distribution of $0.37 per Unit related to this prepayment was declared in January 1999 and is expected to be paid to Unitholders in May 1999.

         Listed below is the Partnership's aggregate investment in fully insured Originated Insured Mortgages as of December 31, 1998 and 1997:



                                                                            December 31,
                                                                   1998                   1997
                                                               ------------         ----------------
Number of Mortgages (3)                                                   0                        1
Amortized Cost                                                            0             $ 11,296,412
Face Value                                                                0               10,941,101
Fair Value                                                                0               11,055,186


(3) On June 4, 1998, the mortgage on Arbor Village was prepaid. The Partnership received net proceeds of approximately $10.9 million, and recognized a loss of approximately $350,000 for the year ended December 31, 1998. A distribution of $1.18 per Unit related to this prepayment was declared in June 1998 and paid to Unitholders in August 1998.

                  As of March 5, 1999, all fully insured mortgages were current with respect to the payment of principal and interest.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

                  In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of December 31, 1998, the Partnership had received approximately $10.2 million on this assignment including partial repayment of the outstanding principal and accrued interest. The remainder of the proceeds, approximately $1.5 million, is included in Receivables and Other Assets. HUD has disallowed approximately $1.5 million of the assignment claim. The servicer, Greystone Servicing Corporation, Inc., is currently negotiating with HUD in regard to collection of the disallowed portion of the claim. In addition, the General Partner has retained counsel in this matter and is actively pursuing litigation. On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone Servicing Corporation, Inc. (the servicer) in the Circuit Court of Fauquier
         County, Virginia. The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396 plus interest, attorneys' fees and costs. The Partnership believes that the allowance for loan losses of $375,000 as of December 31, 1998, is sufficient to provide for amounts that may not be recovered from the servicer.

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

                  As of December 31, 1998 and 1997, the Partnership held investments in three coinsured FHA-Insured Certificates secured by coinsured mortgages. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of December 31, 1998, and 1997, the remaining two FHA-Insured Certificates are coinsured by Integrated Funding, Inc. (IFI), an affiliate of the Partnership, and are discussed below.

         1.       Coinsured by third party
                  ------------------------
                  St. Charles Place - Phase II is a 156-unit apartment complex located in Miramar, Florida. Listed below is the Partnership's investment in the St. Charles Place - Phase II mortgage as of December 31, 1998 and 1997. These amounts represent the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by American Insured Mortgage Investors L.P. - Series 86 (AIM 86), an affiliate of the Partnership.

                                                                            December 31,
                                                                 1998                     1997
                                                            ---------------          ---------------
Amortized Cost                                                 $  3,710,287             $  3,710,287
Face Value                                                        3,710,287                3,710,287
Fair Value                                                        3,422,177                3,484,715


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

                  As of March 5, 1999, the mortgagor had made payments of principal and interest due to the Partnership on the mortgage through November 1995. As the result of bankruptcy proceedings that have been ongoing since 1992, the property was acquired and vested with Patrician in November 1998. Patrician is in the process of improving the property and intends to file its initial claim with HUD by October 1999. A coinsurance claim will be filed with HUD for remaining amounts not collected as a result of the disposition. Due to deferred maintenance and tax deficiencies, the Partnership does not expect cash flow to be realized from this property until the property is sold and claims are filed with HUD for Multifamily Coinsurance benefits.

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

         2.       Coinsured by affiliate
                  ----------------------
                  As of  December  31,  1998  and  1997,  the  Partnership  held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is IFI. These investments were made on behalf of the Partnership by the former managing general partner. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss on these mortgage investments.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued



                                                           December 31, 1998                         December 31, 1997
                                                 Fair           Amortized     Face           Fair         Amortized      Face
                                                Mkt. Value      Cost          Value        Mkt. Value        Cost        Value
                                               -----------   ------------  ------------   ------------   -----------  -----------
The Breakers at Golf
  Mill(1)(2)                                   $20,470,263     22,113,145  $ 22,113,146    $20,873,845   $22,309,235  $22,309,236
Summerwind Apts.-Phase
  II(1)(2)                                       8,638,778      7,913,874     9,307,962      8,809,008     7,959,366    9,378,179
                                               -----------   ------------  ------------    -----------   -----------  -----------
                                               $29,109,041     30,027,019  $ 31,421,108    $29,682,853    30,268,601   31,687,415
                                               ===========   ============  ============    ===========   ===========  ===========

(1) As of March 5, 1999, the mortgagor was current with respect to payment of principal and interest on this mortgage.

(2)  There  were  no  loan  losses recognized  for the years  ended,  1998 and
1997.  The  cumulative  loan  losses recognized  in prior years were  $980,000 for The  Breakers  at Golf Mill,  and $1,511,743 for Summerwind Apartments -
Phase II.

         C.       FHA-Insured Loans
                  -----------------
                  Listed below is the Partnership's aggregate investment in fully insured Originated Insured Mortgages as of December 31, 1998 and 1997:

                                                                          December 31,
                                                                 1998                      1997
                                                            ---------------         ----------------
Number of Mortgages(1)(2)(3)                                              1                        3
Amortized Cost                                                 $  5,721,754             $ 22,609,310
Face Value                                                        5,721,754               22,213,954
Fair Value                                                        5,725,377               22,428,570


(1) On February 28, 1998, the mortgage on Olmstead Park  Apartments was prepaid.
The Partnership received net proceeds of approximately $6.8 million, and recognized a gain of approximately $780,000 for the year ended December 31, 1998. A distribution of $0.73 per Unit related to this prepayment was declared in March 1998 and paid to Unitholders in May 1998.

(2)  On September 1, 1998, the mortgage on Water's Edge II was prepaid. The
Partnership received net proceeds of approximately $11.0 million, and recognized a gain of approximately $223,000 for the year ended December 31, 1998. A distribution of $1.19 per Unit related to this prepayment was declared in September 1998 and paid to Unitholders in November 1998.

(3)  During  August  1997,  the  mortgage  on  Parkside  Estates  was  prepaid.
The Partnership received net proceeds of approximately $7.1 million and recognized a gain of approximately $20,700 on this prepayment. A distribution of $0.76 per Unit related to this prepayment was declared in September 1997 and was paid in November 1997.

                  Listed below is the Partnership's aggregate investment in fully insured Acquired Insured Mortgages as of December 31, 1998 and 1997:

                                                                             December 31,
                                                                  1998                     1997
                                                             --------------           --------------
Number of Mortgages                                                       2                        2
Amortized Cost                                                 $  1,055,778             $  1,094,502
Face Value                                                        1,053,273                1,091,827
Fair Value                                                        1,061,917                1,107,188


                  As of March 5, 1999, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

                  All of the FHA-Insured Loans contain Participations. During the years ended December 31, 1998, 1997 and 1996, the Partnership received additional interest of $69,820, $134,769 and $63,045, respectively, from the FHA-Insured Loans which contain Participations. These amounts are included in mortgage investment income on the accompanying statements of income and comprehensive income.

         Results of Operations
         ---------------------
         1998 versus 1997
         ----------------
         Net earnings decreased approximately $900,000 or 9% for 1998 as compared to 1997, primarily as a result of a decrease in mortgage investment income caused by the reduction in the mortgage asset base. This decrease was partially offset by an increase in net gains on mortgage dispositions.

         Mortgage investment income decreased by approximately $2.3 million for 1998 as compared to 1997. This decrease was primarily due to the prepayment of the mortgages on Northpoint Apartments, Olmstead Park Apartments, Arbor Village, Water's Edge II Apartments, and Olde Mill Apartments, as discussed previously.

         Interest and other income increased for 1998 as compared to 1997. This increase was primarily due to the temporary investment of proceeds from mortgage prepayments.

         Net realized gains on mortgage dispositions and modifications increased for 1998 as compared to 1997. Gains or losses on mortgage dispositions and modifications are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. During 1998, the Partnership recognized gains on mortgage dispositions of approximately $1.1 million related to the prepayment of the mortgages on Northpoint Apartments, Olmstead Park Apartments, Water's Edge II Apartments, and Olde Mill Apartments. This compares to gains recognized

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

         in 1997 of approximately $21,000 related to the prepayment of the mortgage on Parkside Estates. During 1998, the Partnership incurred a loss of approximately $350,000 on the disposition of the mortgage on Arbor Village, compared to no losses in 1997. Additionally, during 1997, the Partnership provided $375,000 to reserve for possible losses in connection with a claim filed with HUD for the mortgage on Water's Edge of New Jersey.

         1997 versus 1996
         ----------------
         Net earnings decreased for 1997 as compared to 1996 primarily as a result of a decrease in the mortgage asset base.

         Mortgage investment income decreased for 1997 as compared to 1996. This decrease was primarily due to the prepayment of the mortgage on Parkside Estates and principal curtailment on the mortgage on Olde Mill Apartments, as discussed previously, as well as the normal amortization of the mortgage base.

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

         Liquidity and Capital Resources
         -------------------------------
         The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments are the Partnership's principal sources of cash flows, and were sufficient for the years ended December 31, 1998, 1997 and 1996 to meet operating requirements. The Partnership anticipates its cash flows to be sufficient to meet operating requirements for 1999.

         The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages after paying all expenses of the Partnership. Although the Insured

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - Continued

         Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure and acquisition costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

         Cash flow - 1998 versus 1997
         ----------------------------
         Net cash provided by operating activities decreased for 1998 as compared to 1997 primarily due to a reduction in net earnings, which was caused by a decrease in the mortgage asset base. Additionally, cash provided by operating activities decreased for 1998 as compared to 1997 due to a decrease in receivables and other assets.

         Net cash provided by investing activities increased for 1998 as compared to 1997 primarily due to the increase in the amount of mortgage disposition proceeds received in 1998 as compared to 1997.

         Net cash used in financing activities increased for 1998 as compared to 1997 due to an increase in distributions paid to partners as a result of the disposition of the mortgages on Northpoint Apartments, Olmstead Park Apartments, Arbor Village, Water's Edge II Apartments and Olde Mill Apartments, and a principal curtailment made on the mortgage for Olde Mill Apartments prior to the disposition of the mortgage.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership's principal market risk is exposure to changes in interest rates in the US Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of the Partnership's assets.

         The table below provides information about the Partnership's Insured Mortgages. The table presents anticipated principal and interest cash flows based upon the assumptions used in determining the fair value of these securities and the related weighted average interest rates by expected maturity.

                                                                                                              Fair
                                    1999      2000     2001      2002     2003       Thereafter      Total    Value
                                    ----      ----     ----      ----     ----       ----------      -----    -----
Insured Mortgages
(in millions)                      $17.7     $16.7    $15.0     $13.7     $12.6           $92.7     $168.4   $106.3

Average Interest Rate               7.68%     7.69%    7.70%     7.70%     7.70%           7.81%        --       --

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information required by this item is contained on pages 33 through 62.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                           ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a),(b),(c),(e)

         The Partnership has no officers or directors. CRIIMI, Inc. (the General Partner) holds a General Partnership interest of 4.9%. The affairs of the Partnership are managed by the General Partner, which is wholly owned by CRIIMI MAE, a Corporation whose shares are listed on the New York Stock Exchange. Prior to June 30, 1995, CRIIMI MAE was managed by an advisor whose general partner is CRI. However, effective June 30, 1995, CRIIMI MAE became a self-administered REIT, and, as a result, the advisor no longer advises CRIIMI MAE.

         AIM Acquisition Partners, L.P. (the Advisor) serves as the advisor of the Partnership. AIM Acquisition Corporation is the general partner of the Advisor and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P, Broad, Inc. and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

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

         The following table sets forth information concerning the executive officers and directors of the General Partner as of March 15, 1999:



 Name                                  Age                          Position
-------                               -----                        ------------
William B. Dockser                      62                         Chairman of the Board

H. William Willoughby                   52                         President and Secretary

Frederick J. Burchill (a)               50                         Executive Vice President

Cynthia O. Azzara                       39                         Senior Vice President,  Chief  Financial  Officer and
                                                                     Treasurer

Brian L. Hanson                         37                         Senior Vice President

David B. Iannarone                      38                         Senior Vice President and General Counsel

Garrett G. Carlson, Sr.                 61                         Director

G. Richard Dunnells                     61                         Director

Robert Merrick                          54                         Director

Robert E. Woods                         51                         Director


                                    PART III

         William B. Dockser has served as Chairman of the Board of the General Partner since 1991. Mr. Dockser has been Chairman of the Board of CRIIMI MAE since 1989 and Chairman of the Board of CRIIMI MAE Financial Corporation since 1995. Mr. Dockser is also the founder of CRI, serving as its Chairman of the Board since 1974.

         H. William Willoughby has served as President and Secretary of the General Partner since 1991. Mr. Willoughby has been President of CRIIMI MAE since 1990 and a Director and Secretary of CRIIMI MAE since 1989. He has also served as a director of CRIIMI MAE Financial Corporation since 1995. Mr. Willoughby has been a director of CRI since 1974, Secretary of CRI from 1974 to 1990 and President of CRI since 1990.

(a) Mr. Burchill was Executive Vice President of the General Partner until his resignation from CRIIMI MAE and the General Partner on February 8, 1999.

         Cynthia O. Azzara has served as Chief Financial Officer of the General Partner since 1994. Ms. Azzara has served as Chief Financial Officer of CRIIMI MAE since 1994. She has also served as Senior Vice President of CRIIMI MAE since 1995 and Treasurer of CRIIMI MAE since 1997, Accounting and Finance Departments of CRI from 1985 to June 1995.

         Brian L. Hanson has served as Senior Vice President of the General Partner since March 1998. Mr. Hanson has served as Senior Vice President of CRIIMI MAE since March 1998; Group Vice President of CRIIMI MAE from March 1996 to March 1998; Chief Operating Officer, Director of Asset Operations and Portfolio Director of JCF Partners, Lanham, Maryland from 1991 to March 1996.

         David B. Iannarone has served as Senior Vice President of the General Partner since March 1998. Mr. Iannarone has served as Senior Vice President of CRIIMI MAE since March 1998; General Counsel of CRIIMI MAE since July 1996; Counsel-Securities and Finance for Federal Deposit Insurance Corporation/Resolution Trust Corporation from 1991 to July 1996.

         Garrett G. Carlson, Sr. has served as Director of the General Partner since 1989. Mr. Carlson has served as Director of CRIIMI MAE since 1989; President of Can-American Realty Corp. and Canadian Financial Corp. since 1979 and 1974, respectively; President of Garrett Real Estate Development since 1982; President of the Satellite Broadcasting Corporation since 1996; Chairman of the Board of SCA Realty Holdings Inc. from 1985 to 1995; Vice Chairman of Shelter Development Corporation Ltd. from 1983 to 1995 and member of the board of Bank Windsor from 1992 to 1994.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         G. Richard Dunnells has served as Director of the General Partner since 1991. Mr. Dunnells has served as Director of CRIIMI MAE since 1991; Firm-wide Hiring Partner, Partner in the Washington, D.C. office and former Director of the law firm of Holland & Knight since January 1994; Chairman of the Washington, D.C. law firm of Dunnells & Duvall from 1989 to 1993; Senior Partner of such law firm from 1973 to 1993; Special Assistant to the Under-Secretary and Deputy Assistant Secretary for Housing and Urban Renewal and Deputy Assistant Secretary for Housing Management with the U.S. Department of Housing and Urban Development from 1969 to 1973; President's Commission on Housing from 1981 to 1982.

         Robert J. Merrick has served as Director of the General Partner since 1997. Mr. Merrick has served as Director of CRIIMI MAE since 1997; Director of MCG Credit Corporation since February 1998; Executive Vice President from 1985 and Chief Credit Officer of Signet Banking Corporation through 1997, also served as Chairman of the Credit Policy Committee and member of the Asset and Liability Committee and Management Committee; Credit Officer-Virginia Banking Corporation, an affiliate of Signet Bank/Virginia, from 1980 to 1984; Senior Vice President of Bank of Virginia from 1976 to 1980.

         Robert E. Woods has served as Director of the General Partner since 1998. Mr. Woods has served as Director of CRIIMI MAE since 1998; Managing Director and head of loan syndications for the Americas at Societe Generale, New York since 1997; Managing Director, head of Real Estate Capital Markets and Mortgage-backed Securities division, Citicorp from 1991 to 1997, Head of Citicorp's syndications, private placements, money markets and asset-backed businesses from 1985 to 1990.


                (d) There is no family relationship between any of the officers and directors of the General Partner.

                (f)      Involvement in certain legal proceedings.

                         None.

                (g)      Promoters and control persons.

                         Not applicable.

                (h)      Section 16(a)-Beneficial Ownership Reporting Compliance
                         -------------------------------------------------------
                         Based solely on its review of Forms 3 and 4 and amendments thereto furnished to the Partnership, and
                         written   representations   from  certain   reporting
                         persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 1998.

ITEM 11. EXECUTIVE COMPENSATION

         The Partnership does not have any directors or officers. None of the directors or officers of the General Partner receive compensation from the Partnership and the General Partner does not receive reimbursement from the Partnership for any portion of their salaries. The information required by Item 11 is hereby incorporated herein by reference herein to Note 8 of the notes to the Partnership's financial statements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

         (a) As of December 31, 1998, no person was known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units of the Partnership.

         (b) As of December 31, 1998, neither the officers and directors, as a group, of the General Partner nor any individual director of the General Partner, are known to own more than 1% of the outstanding Units of the Partnership.

         (c) There are no arrangements known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.

                                     PART IV

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     (a)  Transactions with management and others.

              Note 8 of the notes to the Partnership's financial statements, which contains a discussion of the amounts, fees and other compensation paid or accrued by the Partnership to the directors and executive officers of the General Partner and their affiliates, is hereby incorporated by reference herein.

     (b) Certain business relationships.

              Other than as set forth in Item 11 of this report, which is hereby incorporated by reference herein, the Partnership has no business relationship with entities of which the former general partners or the current General Partner of the Partnership are officers, directors or equity owners.

     (c) Indebtedness of management.

              None.

     (d) Transactions with promoters.

              Not applicable.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

   (a)(1)   Financial Statements:

                                                                Page
         Description                                            Number
         -----------                                            ------
         Balance Sheets as of December 31, 1998
           and 1997                                               35

         Statements of Income and Comprehensive income
       for the years ended December 31, 1998, 1997
       and 1996                                                   36

         Statements of Changes in Partners' Equity for
           the years ended December 31, 1998, 1997 and
           1996                                                   37

         Statements of Cash Flows for the years ended
           December 31, 1998, 1997 and 1996                       38

         Notes to Financial Statements                            39


     (a)(2)           Financial Statement Schedules:

                      IV - Mortgage Loans on Real Estate          55

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

  10.17 Second Amendment to Reimbursement Agreement by Integrated Funding, Inc. and the AIM Funds, effective April 1, 1997, incorporated by reference to Exhibit 10.17 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

  10.18 Non-negotiable promissory note from American Insured Mortgage Investors, L.P. - Series 86, in the amount of $658,486 dated April 1, 1997, incorporated by reference to
                      Exhibit 10.18 to the Partnership's Annual Report on
                      Form 10-K for the year ended December 31, 1997.

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

                                             AMERICAN INSURED MORTGAGE
                                             INVESTORS L.P. - SERIES 88
                                             (Registrant)

                                              By:    CRIIMI, Inc.
                                                     General Partner

/s/ March 31, 1999                                  /s/ William B. Dockser
---------------------------                         -------------------------
DATE                                                William B. Dockser
                                                    Chairman of the Board and
                                                    Principal Executive Officer


/s/ March 31, 1999                                  /s/ H. William Willoughby
---------------------------                         -------------------------
DATE                                                H. William Willoughby
                                                    President and Director


/s/ March 31, 1999                                   /s/ Cynthia O. Azzara
---------------------------                          -------------------------
DATE                                                 Cynthia O. Azzara
                                                     Principal Financial and
                                                       Accounting Officer

/s/ March 31, 1999                                   /s/ Garrett G. Carlson, Sr.
---------------------------                          -------------------------
DATE                                                 Garrett G. Carlson, Sr.
                                                     Director

/s/ March 31, 1999                                   /s/ G. Richard Dunnells
---------------------------                          -------------------------
DATE                                                 G. Richard Dunnells
                                                     Director


/s/ March 31, 1999                                   /s/ Robert Merrick
---------------------------                          -------------------------
DATE                                                 Robert Merrick
                                                     Director

/s/ March 31, 1999                                   /s/ Robert E. Woods
---------------------------                          -------------------------
DATE                                                 Robert E. Woods
                                                     Director

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

              Financial Statements as of December 31, 1998 and 1997

            and for the Years Ended December 31, 1998, 1997 and 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
  American Insured Mortgage Investors L.P. - Series 88:

         We have audited the accompanying balance sheets of American Insured Mortgage Investors L.P. - Series 88 (the Partnership) as of December 31, 1998 and 1997 and the related statements of income and comprehensive income, changes in partners' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

         Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1998 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Washington, D.C.
March 31, 1999

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                                                            As of December 31,
                                                                                        1998                  1997
                                                                                   ------------           ------------
                                                      ASSETS
Investment in FHA-Insured Certificates and
  GNMA Mortgage-Backed  Securities,  at fair value:
  Acquired insured mortgages                                                       $ 67,018,830           $ 74,963,747
  Originated insured mortgages                                                       32,531,218             44,222,754
                                                                                   ------------           ------------
                                                                                     99,550,048            119,186,501
                                                                                   ------------           ------------
Investment in FHA-Insured Loans, at amortized cost, net of unamortized  discount and premium:
  Originated insured mortgages                                                        5,721,754             22,609,310
  Acquired insured mortgages                                                          1,055,778              1,094,502
                                                                                   ------------           ------------
                                                                                      6,777,532             23,703,812

Cash and cash equivalents                                                             5,524,324              2,721,306

Investment in affiliates                                                              1,266,971              1,281,884

Notes receivable from affiliates and due from affiliates                                705,507                728,684

Receivables and other assets                                                          2,639,242              2,993,538
                                                                                   ------------           ------------
         Total assets                                                              $116,463,624           $150,615,725
                                                                                   ============           ============
                                         LIABILITIES AND PARTNERS' EQUITY
Distributions payable                                                              $  1,943,679           $  3,517,134

Accounts payable and accrued expenses                                                    77,729                121,331
                                                                                   ------------           ------------
         Total liabilities                                                            2,021,408              3,638,465
                                                                                   ------------           ------------
Partners' equity:
 Limited partners' equity, 15,000,000 Units
    authorized, 8,802,091 Units issued and outstanding                              118,004,167            147,475,554
 General partner's deficit                                                           (3,057,885)            (1,539,380)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                                                               (618,750)              (618,750)
 Accumulated other
    comprehensive income                                                                114,684              1,659,836
                                                                                   ------------           ------------

         Total partners' equity                                                     114,442,216            146,977,260
                                                                                   ------------           ------------
         Total liabilities and  partners' equity                                   $116,463,624           $150,615,725
                                                                                   ============           ============
                                    The   accompanying  notes  are  an  integral
                                          part of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME


                                                                         For the years ended December 31,
                                                                   1998              1997             1996
                                                                -----------       -----------      -----------
         Income:
           Mortgage investment income                           $ 9,606,555       $11,892,090      $12,229,747
           Interest and other income                                391,565           274,652          235,386
                                                                -----------       -----------      -----------
                                                                  9,998,120        12,166,742       12,465,133
                                                                -----------       -----------      -----------
         Expenses:
           Asset management fee to related parties                1,287,672         1,469,320        1,503,297
           General and administrative                               287,395           245,921          291,178
                                                                -----------       -----------      -----------
                                                                  1,575,067         1,715,241        1,794,475
                                                                -----------       -----------      -----------
           Earnings before gains on
                     mortgage dispositions/modifications          8,423,053        10,451,501       10,670,658

         Gains on mortgage dispositions/modifications             1,106,588            20,746               --
         Losses on mortgage dispositions/modifications             (350,159)               --         (377,900)
         Provision for loss                                              --          (375,000)              --
                                                                -----------       -----------      -----------
                 Net earnings                                   $ 9,179,482       $10,097,247      $10,292,758
                                                                ===========       ===========        =========
                 Other comprehensive income                      (1,545,152)        1,801,409       (1,162,724)
                                                                -----------       -----------      -----------
                         Comprehensive income                   $ 7,634,330       $11,898,656      $ 9,130,034
                                                                ===========       ===========      ===========
         Net earnings allocated to:
           Limited partners - 95.1%                             $ 8,729,687       $ 9,602,482      $ 9,788,413
           General partner - 4.9%                                   449,795           494,765          504,345
                                                                -----------       -----------      -----------
                                                                $ 9,179,482       $10,097,247      $10,292,758
                                                                ===========       ===========      ===========

         Net earnings per Limited
           Partnership Unit
           outstanding - Basic                                  $      0.99       $      1.09      $      1.11
                                                                ===========       ===========      ===========


                                    The   accompanying  notes  are  an  integral
                                          part of these financial statements.

                STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the years ended December 31, 1998, 1997 and 1996


                                                                         Repurchased            Accumulated
                                                                           Limited                 Other               Total
                                 Limited           General               Partnership           Comprehensive         Partner's
                                 Partners          Partner                  Units                 Income              Equity
                              --------------     --------------        ----------------      ----------------       -----------
Balance, January 1, 1996         159,332,082           (928,476)               (618,750)            1,021,151       158,806,007

  Net earnings                     9,788,413            504,345                      --                    --        10,292,758

  Adjustment to unrealized gains
    (losses) on investment in
    insured mortgages                     --                 --                      --            (1,162,724)       (1,162,724)

  Distributions paid or accrued of
    $1.22 per Unit, including return
    of capital of
    $0.11 per Unit               (10,738,551)          (553,301)                     --                    --       (11,291,852)
                              --------------     --------------        ----------------      ----------------       -----------
Balance, December 31, 1996       158,381,944           (977,432)               (618,750)             (141,573)      156,644,189

  Net earnings                     9,602,482            494,765                      --                    --        10,097,247

  Adjustment to unrealized gains on
    investments in insured mortgages      --                 --                      --             1,801,409         1,801,409

  Distributions paid or accrued of
    $2.33 per Unit, including return
    of capital of
    $1.24 per Unit               (20,508,872)          (1,056,713)                     --                    --       (21,565,585)
                              --------------     ----------------      ------------------    ------------------       -----------
Balance, December 31, 1997       147,475,554           (1,539,380)               (618,750)            1,659,836       146,977,260

  Net earnings                     8,729,687              449,795                      --                    --         9,179,482

  Adjustment to unrealized gains
   (losses) on investments in
   insured mortgages                      --                   --                      --            (1,545,152)       (1,545,152)

  Distributions paid or accrued of
    $4.34 per Unit, including return
    of capital of
    $3.35 per Unit               (38,201,074)          (1,968,300)                     --                    --       (40,169,374)
                              --------------     ----------------      ------------------    ------------------       -----------
Balance, December 31, 1998       118,004,167           (3,057,885)               (618,750)              114,684       114,442,216
                              ==============     ================      ==================    ==================       ===========
  Limited Partnership Units outstanding -
    basic, as of December 31, 1998, 1997,
    and 1996                                             8,802,091
                                                        ==========


                                        The accompanying  notes are an  integral
                                            part of these financial statements.


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                            STATEMENTS OF CASH FLOWS


                                                                               For the years ended December 31,
                                                                                1998             1997          1996
                                                                            ------------    -------------   -----------
Cash flows from operating activities:
  Net earnings                                                              $  9,179,482    $ 10,097,247    $10,292,758

  Adjustments  to  reconcile  net  earnings to net cash  provided by  operating activities:
    Gains on mortgage dispositions/modifications                              (1,106,588)        (20,746)            --
    Losses on mortgage dispositions/modifications                                350,159              --        377,900
    Changes in assets and liabilities:
      Decrease (increase) in investment in affiliate
        and due from affiliates                                                   38,090         (35,107)        11,542
      Decrease (increase) in receivables and other assets                        354,296       2,255,203       (335,872)
      Decrease in accounts payable and accrued expenses                          (43,602)        (12,153)       (25,608)
    Provision for loss                                                                --         375,000             --
                                                                            ------------    ------------    -----------
        Net cash provided by operating activities                              8,771,837      12,659,444     10,320,720
                                                                            ------------    ------------    -----------
Cash flows from investing activities:
  Proceeds from dispositions/modifications of
    Insured Mortgages                                                         33,845,966       7,016,157      8,571,748
  Investment in Acquired Insured Mortgages and advances on
    construction loans                                                                --              --     (9,416,014)
Receipt of principal payments                                                  1,928,044       1,952,500      1,037,314
                                                                            ------------    ------------    -----------
        Net cash provided by investing activities                             35,774,010       8,968,657        193,048
                                                                            ------------    ------------    -----------
Cash flows from financing activities:
  Distributions paid to partners                                             (41,742,829)    (20,825,136)   (11,476,964)
                                                                            ------------    ------------    -----------
        Net cash used in financing activities                                (41,742,829)    (20,825,136)   (11,476,964)
                                                                            ------------    ------------    -----------
Net increase (decrease) in cash and cash equivalents                           2,803,018         802,965       (963,196)

Cash and cash equivalents, beginning of year                                   2,721,306       1,918,341      2,881,537
                                                                            ------------    ------------    -----------
Cash and cash equivalents, end of year                                      $  5,524,324    $  2,721,306    $ 1,918,341
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

         Effective September 6, 1991 and through June 30, 1995, a sub-advisory agreement (the Sub-advisory Agreement) existed whereby CRI/AIM Management, Inc., an affiliate of CRI, managed the Partnership's portfolio and directed the acquisition and disposition of the Partnership's mortgage investments. In connection with the transaction in which CRIIMI MAE became a self-administered REIT, an affiliate of CRIIMI MAE acquired the Sub-advisory Agreement. As a consequence of this transaction, effective June 30, 1995, CMSLP, an affiliate of CRIIMI MAE, manages the Partnership's portfolio.

         Until the change in the Partnership's investment policy, as discussed below, the Partnership was in the business of originating mortgage loans
(Originated Insured Mortgages) and acquiring mortgage loans (Acquired Insured Mortgages, and together with Originated Insured Mortgages, referred to herein as Insured Mortgages). As of December 31, 1998, the Partnership had invested in either Originated Insured Mortgages which are insured or guaranteed, in whole or in part, by the Federal Housing Administration (FHA) or Acquired Insured Mortgages which are fully insured (as more fully described below).

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

         On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and the parent to AIM Investment L.P., and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without approval from the bankruptcy court. This restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership; however, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

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

                  As of December 31, 1998, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 29 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 23 years, on December 31, 2021, unless previously terminated under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of the GNMA Mortgage-Backed Securities and FHA-Insured Certificates in its portfolio, the Partnership does not have the ability, at this time, to hold these investments to maturity.
         Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the Available for Sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default.

                  In connection with this classification, as of December 31, 1998 and 1997, the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the net unrealized gains or losses on these investments reported as comprehensive income and as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed

             AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

2.       SIGNIFICANT ACCOUNTING POLICIES - Continued

         Securities and FHA-Insured Certificates, classified as Available for Sale, will continue to be reported in earnings. The amortized cost of the investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates in this category is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

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

         Reclassifications
         -----------------
                  Certain amounts in the financial statements for the years ended December 31, 1997 and 1996 have been reclassified to conform to the 1998 presentation.

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

         Provision for Loss
         ------------------
                  The Partnership assesses the realizability of its investments on a loan level basis. As a result, the Partnership provided a reserve of $375,000 for the year ending December 31, 1997. No provision was made for the year ending December 31, 1998.

             AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

2.       SIGNIFICANT ACCOUNTING POLICIES - Continued

         New Accounting Standards
         ------------------------
                  During 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income" (FAS 130). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a separate statement of income. This includes net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale." FAS 130 was adopted by the Partnership on January 1, 1998. Accumulated other comprehensive income is reported in the equity section of the "Balance Sheet." The table below breaks out the adjustment to unrealized gains and losses that relate to mortgages which were disposed of during the period with the resulting gain or loss reflected in the "Statements of Income and Comprehensive Income" (reclassification adjustments) and the portion of the adjustment that relates to those investments that were not disposed of during the period.


                                                                   1998           1997              1996
                                                                ---------      ---------         ----------
Reclassification adjustment for (gains) losses
  included in net income                                          146,033             --            (44,617)
Unrealized holding gains (losses) arising during
  the period                                                   (1,691,185)     1,801,409         (1,118,107)
                                                               ----------      ---------         ----------
Net adjustment to unrealized gains (losses) on mortgages       (1,545,152)     1,801,409         (1,162,724)
                                                               ----------      ---------         ----------

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

                                                          As of December 31, 1998             As of December 31, 1997
                                                          Amortized           Fair             Amortized          Fair
                                                             Cost            Value                  Cost          Value
                                                       ------------   -------------         -------------    -----------------
Investment in FHA-Insured Certificates and
  GNMA Mortgage-Backed Securities:
    Acquired insured mortgages                         $ 65,698,059    $ 67,018,830         $  72,251,365    $ 74,963,747
    Originated insured mortgages                         33,737,306      32,531,218            45,275,300      44,222,754
                                                       ------------    ------------         -------------    ------------
                                                       $ 99,435,365    $ 99,550,048         $ 117,526,665    $119,186,501
                                                       ============    ============         =============    ============

Investment in FHA-Insured Loans:
  Originated insured mortgages                         $  5,721,754    $  5,725,377         $  22,609,310    $ 22,428,570
  Acquired insured mortgages                              1,055,778       1,061,917             1,094,502       1,107,188
                                                       ------------    ------------         -------------    ------------
                                                       $  6,777,532    $  6,787,294         $  23,703,812    $ 23,535,758
                                                       ============    ============         =============    ============

Cash and cash equivalents                              $  5,524,324    $  5,524,324         $   2,721,306    $  2,721,306

Accrued interest receivable                            $    670,406    $    670,406         $   1,612,260    $  1,612,260


         The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

         Investment in FHA-Insured Certificates, GNMA Mortgage-Backed
           Securities and FHA-Insured Loans
         -----------------------------------------------------------
                  The fair value of the fully insured FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans is based on quoted market prices from an investment banking institution which trades these instruments as part of its day-to-day activities. The fair value of the mortgage security collateral and mortgages is based on the quoted market price from an investment banking institution which trades these instruments as part of its day-to-day activities. In order to determine the fair value of coinsured FHA-Insured Certificates, the Partnership valued the coinsured FHA-Insured Certificates as though they were fully insured FHA-Insured Certificates (in the same manner fully insured FHA-Insured Certificates were valued). From this amount, the Partnership deducted a discount factor from the face value of the loan. This discount factor is based on the Partnership's historical analysis of the difference in fair value between coinsured FHA-Insured Certificates and fully insured FHA-Insured Certificates.

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

         A.       Fully Insured FHA-Insured Certificates and GNMA
                    Mortgage-Backed Securities
                  -----------------------------------------------
                  Listed below is the Partnership's aggregate investment in fully insured Acquired Insured Mortgages as of December 31, 1998 and 1997:

                                                                             December 31,
                                                                 1998                    1997
                                                           ----------------         ----------------
Number of:
  GNMA Mortgage-Backed Securities                                        22                       22
  FHA-Insured Certificates(1)(2)                                          3                        5
Amortized Cost                                                 $ 65,698,059             $ 72,251,365
Face Value                                                       65,930,408               72,492,904
Fair Value                                                       67,018,830               74,963,747


(1) On January 31, 1998, the mortgage on Northpoint Apartments was prepaid. The Partnership received net proceeds of approximately $1.7 million, and recognized a gain of approximately $6,000 for the year ended December 31, 1998. A distribution of $0.19 per Unit related to this prepayment was declared in February 1998 and paid to Unitholders in May 1998.

(2) On December 21, 1998, the mortgage on Olde Mill Apartments was prepaid. The Partnership received net proceeds of approximately $3.4 million, and recognized a gain of approximately $97,000 for the year ended December 31, 1998. A distribution of $0.37 per Unit related to this prepayment was declared in January 1999 and is expected to be paid to Unitholders in May 1999.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

4.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES - Continued

                  Listed below is the Partnership's aggregate investment in fully insured Originated Insured Mortgages as of December 31, 1998 and 1997:

                                                                           December 31,
                                                                  1998                     1997
                                                               ------------         ----------------
Number of Mortgages(3)                                                    0                        1
Amortized Cost                                                            0             $ 11,296,412
Face Value                                                                0               10,941,101
Fair Value                                                                0               11,055,186


(3) On June 4, 1998, the mortgage on Arbor Village was prepaid. The Partnership received net proceeds of approximately $10.9 million, and recognized a loss of approximately $350,000 for the year ended December 31, 1998. A distribution of approximately $1.18 per Unit related to this prepayment was declared in June 1998 and paid to Unitholders in August 1998.

                  As of March 5, 1999, all fully insured mortgages were current with respect to the payment of principal and interest.

                  In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of December 31, 1998, the Partnership had received approximately $10.2 million on this assignment including partial repayment of the outstanding principal and accrued interest. The remainder of the proceeds, approximately $1.5 million, is included in Receivables and Other Assets. HUD has disallowed approximately $1.5 million of the assignment claim. The servicer, Greystone Servicing Corporation, Inc., is currently negotiating with HUD in regard to collection of the disallowed portion of the claim. In addition, the General Partner has retained counsel in this matter and is actively pursuing litigation. On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone Servicing Corporation, Inc. (the servicer) in the Circuit Court of Fauquier
         County, Virginia. The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396 plus interest,

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

4.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES - Continued

         attorneys' fees and costs. The Partnership believes that the allowance for loan losses of $375,000 as of December 31, 1998, is sufficient to provide for amounts that may not be recovered from the servicer.

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

                  As of December 31, 1998 and 1997, the Partnership held investments in three coinsured FHA-Insured Certificates secured by coinsured mortgages. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of December 31, 1998 and

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

4.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES - Continued

         1997, the remaining two FHA-Insured Certificates are coinsured by IFI, an affiliate of the Partnership. The following is a discussion of actual and potential performance problems with respect to the Partnership's coinsured mortgage investments.

                  Coinsured by third party
                  ------------------------
                  St. Charles Place - Phase II is a 156-unit apartment complex located in Miramar, Florida. Listed below is the Partnership's investment in the St. Charles Place - Phase II mortgage as of December 31, 1998 and 1997. These amounts represent the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by American Insured Mortgage Investors L.P. - Series 86 (AIM 86), an affiliate of the Partnership.

                                                                            December 31,
                                                                 1998                     1997
                                                            ---------------          ---------------
Amortized Cost                                                 $  3,710,287             $  3,710,287
Face Value                                                        3,710,287                3,710,287
Fair Value                                                        3,422,177                3,484,715


                  As of March 5, 1999, the mortgagor had made payments of principal and interest due to the Partnership on the mortgage through November 1995. As the result of bankruptcy proceedings that have been ongoing since 1992, the property was acquired and vested with Patrician in November 1998. Patrician is in the process of improving the property and intends to file its initial claim with HUD by October 1999. A coinsurance claim will be filed with HUD for remaining amounts not collected as a result of the disposition. Due to deferred maintenance and tax deficiencies, the Partnership does not expect cash flow to be realized from this property until the property is sold and claims are filed with HUD for Multifamily Coinsurance benefits.

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

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

4.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES - Continued

                  Coinsured by affiliate
                  ----------------------
                  As of  December  31,  1998  and  1997,  the  Partnership  held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is IFI. These investments were made on behalf of the Partnership by the former managing general partner. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss on these mortgage investments.


                                                           December 31, 1998                         December 31, 1997
                                                 Fair           Amortized     Face           Fair         Amortized      Face
                                                Mkt. Value      Cost          Value        Mkt. Value        Cost        Value
                                               -----------   ------------  ------------   ------------   -----------  -----------
The Breakers at Golf
  Mill(1)(2)                                   $20,470,263     22,113,145  $ 22,113,146    $20,873,845   $22,309,235  $22,309,236
Summerwind Apts.-Phase
  II(1)(2)                                       8,638,778      7,913,874     9,307,962      8,809,008     7,959,366    9,378,179
                                               -----------   ------------  ------------    -----------   -----------  -----------
                                               $29,109,041     30,027,019  $ 31,421,108    $29,682,853    30,268,601   31,687,415
                                               ===========   ============  ============    ===========   ===========  ===========

(1) As of March 5, 1999, the mortgagor was current with respect to payment of principal and interest on this mortgage. (2) There were no loan losses recognized for the years ended, 1998 and 1997. The cumulative loan losses recognized in prior years were $980,000 for the Breakers at Golf Mill, and $1,511,743 for Summerwind Apartments - Phase II.


5.       INVESTMENT IN FHA-INSURED LOANS

         Listed below is the Partnership's aggregate investment in fully insured Originated Insured Mortgages as of December 31, 1998 and 1997:

                                                                           December 31,
                                                                 1998                    1997
                                                            ---------------         ----------------
Number of Mortgages(1)(2)(3)                                              1                        3
Amortized Cost                                                 $  5,721,754             $ 22,609,310
Face Value                                                        5,721,754               22,213,954
Fair Value                                                        5,725,377               22,428,570

(1) On February 28, 1998, the mortgage on Olmstead Park  Apartments was prepaid.
The Partnership received net proceeds of approximately $6.8 million, and recognized a gain of approximately $780,000 for the year ended December 31, 1998. A distribution of $0.73 per Unit related to this prepayment was declared in March 1998 and paid to Unitholders in May 1998.


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

5.       INVESTMENT IN FHA-INSURED LOANS - Continued

(2) On  September 1, 1998,  the  mortgage on Water's  Edge II was  prepaid.  The
Partnership received net proceeds of approximately $11.0 million, and recognized a gain of approximately $223,000 for the year ended December 31, 1998. A distribution of $1.19 per Unit related to this prepayment was declared in September 1998 and paid to Unitholders in November 1998.

(3) During  August  1997,  the  mortgage on Parkside  Estates was  prepaid.  The
Partnership received net proceeds of approximately $7.1 million and recognized a gain of approximately $20,700 on this prepayment. A distribution of $0.76 per Unit related to this prepayment was declared in September 1997 and was paid in November 1997.

                  Listed below is the Partnership's aggregate investment in fully insured Acquired Insured Mortgages as of December 31, 1998 and 1997:

                                                                         December 31,
                                                                 1998                     1997
                                                            ---------------          ---------------
Number of Mortgages                                                       2                        2
Amortized Cost                                                 $  1,055,778             $  1,094,502
Face Value                                                        1,053,273                1,091,827
Fair Value                                                        1,061,917                1,107,188


         As of March 5, 1999, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

         All of the FHA-Insured Loans contain Participations. During the years ended December 31, 1998, 1997 and 1996, the Partnership received additional interest of $69,820, $134,769 and $63,045, respectively, from the FHA-Insured
Loans which contain Participations. These amounts are included in mortgage investment income on the accompanying statements of income and comprehensive income.

6.       DISTRIBUTIONS TO UNITHOLDERS

         The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                                         1998                  1997                 1996
                                                        -------               -------              ------
         Quarter ended March 31                         $ 1.21(1)              $ 0.59(4)             $ 0.32(7)
         Quarter ended June 30                            1.50(2)               0.30                 0.30
         Quarter ended September 30                       1.42(3)               1.06(5)              0.30
         Quarter ended December 31                        0.21                  0.38(6)              0.30
                                                        ------                ------               ------
                                                        $ 4.34                 $ 2.33              $ 1.22
                                                        ======                 ======              ======

(1) This amount includes approximately $0.92 per Unit representing net proceeds from the prepayment of the mortgages on Northpoint Apartments and Olmstead Park Apartments.
(2) This amount includes approximately $0.08 per Unit representing a curtailment of the mortgage on Olde Mill Apartments and approximately $1.18 per Unit representing net proceeds from the prepayment of the mortgage on Arbor Village.
(3) This amount includes approximately $1.19 per Unit representing net proceeds from the prepayment of the mortgage on Water's Edge II Apartments.
(4) This amount includes approximately $0.27 per Unit representing partial receipt of proceeds from the assignment of Water's Edge of New Jersey and approximately $0.02 per Unit representing proceeds from mortgage dispositions not reinvested prior to the expiration of the reinvestment period.
(5) This amount includes approximately $0.76 per Unit representing proceeds From the prepayment of the mortgage on Parkside Estates.
(6) This amount includes approximately $0.08 per Unit representing a curtailment on the mortgage of Olde Mills Apartments and approximately $0.01 per Unit representing previously undistributed accrued interest received from St. Charles Place - Phase II.
(7) This amount includes approximately $0.02 per Unit representing previously undistributed accrued interest received from Water's Edge of New Jersey.

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

transferred by the Partnership), was $47,740 and $50,263 during the years ended December 31, 1998 and 1997, respectively, and is included in interest and other income on the accompanying statements of income and comprehensive income. In April 1997, the GNMA mortgage-backed security, with a current balance of $1.9 million, was reallocated between the Partnership and AIM 86 as AIM 85 no longer holds any mortgages coinsured by IFI. As a result, a new demand note receivable from AIM 86 was issued and the investment in IFI was updated.

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

8.       TRANSACTIONS WITH RELATED PARTIES

         In addition to the related party transactions described above in Note 7, the General Partner and certain affiliated entities, during the years ended December 31, 1998, 1997 and 1996, have earned or received compensation or payments for services from the Partnership as follows:

                                   COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                   -----------------------------------------------
                                 Capacity in Which                     For the years ended December 31,
Name of Recipient                   Served/Item                    1998               1997            1996
-----------------------    ----------------------------      --------------      ------------     ------------
CRIIMI, Inc.(1)            General Partner/Distribution          $1,968,300         1,056,713       $  553,301

AIM Acquisition            Advisor/Asset Management Fee           1,287,672         1,469,320        1,503,297
  Partners, L.P.(2)

CRIIMI MAE                 Affiliate of General Partner/             68,010            53,474           62,376
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


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

8.       TRANSACTIONS WITH RELATED PARTIES - Continued

(2) The Advisor, pursuant to the Partnership Agreement is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). The Sub-advisor to the Partnership is entitled to a fee of 0.28% of Total Invested Assets of the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CRIIMI MAE Services Limited Partnership (CMSLP), the
         Sub-advisor, earned a fee equal to $379,506, $433,040 and $443,060 for the years ended December 31, 1998, 1997 and 1996, respectively. The
         Limited Partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE
         Inc., which filed for protection under Chapter 11 of the U.S.
         Bankruptcy Code.

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


9.       PARTNERS' EQUITY

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

10.      SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
         (In thousands, except per unit data)

         The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1998, 1997 and 1996:

                                                                             1998
                                                                         Quarter ended
                                            March 31             June 30         September 30      December 31
                                          -----------          ----------     ---------------- ----------------
Income                                     $    2,812           $   2,625       $        2,342   $        2,219
Net gains (losses) from
  mortgage dispositions                           786                (350)                 223               97
Net earnings                                    3,170               1,778                2,174            2,057
Net earnings per
  Limited Partnership Unit - Basic               0.34                0.19                 0.24             0.22

                                                                              1997
                                                                         Quarter ended
                                            March 31             June 30         September 30      December 31
                                          -----------          ----------    ----------------- ----------------
Income                                    $     3,122           $   3,104     $          2,982   $        2,959
Net gains/(losses) from mortgage
  disposition/modification                         --                  --                   21             (375)
Net earnings                                    2,696               2,629                2,588            2,184
Net earnings per
  Limited Partnership Unit - Basic               0.29                0.28                 0.28             0.24

                                                                             1996
                                                                         Quarter ended
                                            March 31             June 30         September 30      December 31
                                          -----------          ----------    ----------------- ----------------
Income                                    $     3,200           $   3,184      $         3,034   $        3,047
Net gains (losses) from
  mortgage dispositions/modifications               1                (379)                  --               --
Net earnings                                    2,765               2,333                2,589            2,606
Net earnings per
  Limited Partnership Unit - Basic               0.30                0.25                 0.28             0.28


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998



                                                           Interest                                                  Annual Payment
                                                            Rate on      Face            Net                         Principal and
                                     Maturity    Put        Mortgage    Value of    Carrying Value     Cumulative       Interest
Development Name/Location             Date       Date(1)    (5)(6)      Mortgage    (3)(10)(11)(13)    Loan Losses     (5)(6)(12)
-------------------------           ---------  ---------  -----------  -----------  --------------    ------------   ------------
ACQUIRED INSURED MORTGAGES:
--------------------------
FHA-Insured Certificates
  (carried at fair value)

Sylvan Manor
  Silver Spring, Maryland               5/21        N/A       7.500%   $ 3,079,345      3,083,782               --     $  284,523
Heather Ridge Apartments
  Fayetteville, North Carolina          4/27        N/A       8.625%     4,400,093      4,414,139               --        416,231
Park Avenue Plaza
  Omaha, Nebraska                       9/29        N/A       9.000%     1,954,513      1,960,396               --        187,923
                                                                       -----------  -------------
  Total Investment in FHA-Insured
    Certificates - Acquired Insured
    Mortgages                                                            9,433,951      9,458,317
                                                                       -----------  -------------
GNMA Mortgage-Backed Securities
  (carried at fair value)

Garden Terrace
  Douglasville, Georgia                 1/20        N/A       7.125%     2,643,526      2,674,536               --        236,402
Lioncrest Towers
  Richton Park, Illinois               10/28        N/A       7.000%     6,410,286      6,479,771               --        497,004
San Jose South
  San Jose, California                 10/23        N/A       7.750%     8,123,480      8,213,845               --        698,088
Beauvoir Manor Apts.
  Biloxi, Mississippi                   9/18        N/A       8.875%     1,227,894      1,279,008               --        127,591
Greenview Garden
  Butler, Pennsylvania                  7/33        N/A       9.000%       877,091        912,494               --         78,272
Lorenzo Carolina Apts.
  Tampa, Florida                        6/26        N/A       8.250%     1,010,158      1,021,070               --         89,246
Silver Lake Plaza Apts.
  Los Angeles, California              11/35        N/A       7.950%     5,294,124      5,349,075               --        431,672
Woodcrest Townhomes
  Chaska, Minnesota                     8/31        N/A       8.375%     3,090,367      3,122,797               --        269,353


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998



                                                           Interest                                                  Annual Payment
                                                            Rate on      Face            Net                         Principal and
                                     Maturity    Put        Mortgage    Value of    Carrying Value     Cumulative       Interest
Development Name/Location             Date       Date(1)    (5)(6)      Mortgage    (3)(10)(11)(13)    Loan Losses     (5)(6)(12)
-------------------------           ---------  ---------  -----------  -----------  --------------    ------------   ------------
ACQUIRED INSURED MORTGAGES:
--------------------------
GNMA Mortgage-Backed Securities
  (carried at fair value) - Continued

Hewitt Gardens Apts.
  Omaha, Nebraska                      10/29        N/A       8.750%   $ 4,429,145      4,608,763               --     $  404,973
Lamplighter Apts.
  Port Arthur, Texas                   10/29        N/A       9.000%     2,213,465      2,303,165               --        207,177
Linville Manor
  Shelby, North Carolina                7/31        N/A       8.750%     1,978,249      2,058,309               --        178,965
Oak Grove Apts.
  Austin, Texas                         9/26        N/A       8.750%       552,292        574,793               --         51,702
Oakwood Gardens
  San Jose, California                 10/23        N/A       7.750%     1,136,019      1,148,656               --         97,623
Seven Springs
  College Park, Maryland               12/21        N/A       7.625%     4,661,812      4,714,743               --        419,268
Stoney Creek
  Washington Township, Michigan         2/29        N/A       7.500%     5,334,021      5,391,307               --        427,208
Burlwood Apts.
  Portland, Oregon                      8/15        N/A       9.000%       609,891        617,330               --         61,755
Collin Care Centers
  Plano, Texas                          9/30        N/A       8.125%     1,686,528      1,704,348               --        144,240
Holton Manor
  Elkhorn, Wisconsin                   11/21        N/A       8.250%       995,107      1,006,298               --         94,435
Oaklawn Apts.
  Boise, Idaho                          8/24        N/A       9.000%       473,677        478,814               --         40,303
Orchard Creek Apts.
  Farmington Hills, Michigan            1/30        N/A       8.625%     1,272,289      1,323,888               --        113,177


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998




                                                           Interest                                                  Annual Payment
                                                            Rate on      Face            Net                         Principal and
                                     Maturity    Put        Mortgage    Value of    Carrying Value     Cumulative       Interest
Development Name/Location             Date       Date(1)    (5)(6)      Mortgage    (3)(10)(11)(13)    Loan Losses     (5)(6)(12)
-------------------------           ---------  ---------  -----------  -----------  --------------    ------------   ------------
ACQUIRED INSURED MORTGAGES:
--------------------------
GNMA Mortgage-Backed Securities
  (carried at fair value) - Continued

Tehama Estates
  Sacramento, California                7/29        N/A        8.750%    1,340,159      1,394,525              --         122,740
Westview Terrace Apts.
  Tacoma, Washington                    4/30        N/A        8.550%    1,136,877      1,182,978              --         101,082

Total Investment in GNMA Mortgage-
  Backed Securities, carried at fair value                              56,496,457      57,560,513
                                                                        ----------      ----------

Total Investment in Acquired Insured
  Mortgages, carried at fair value                                      65,930,408      67,018,830
                                                                        ----------      ----------


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998



                                                           Interest                                                  Annual Payment
                                                            Rate on      Face            Net                         Principal and
                                     Maturity    Put        Mortgage    Value of    Carrying Value     Cumulative       Interest
Development Name/Location             Date       Date(1)    (5)(6)      Mortgage    (3)(10)(11)(13)    Loan Losses     (5)(6)(12)
-------------------------           ---------  ---------  -----------  -----------  --------------    ------------   ------------

ORIGINATED INSURED MORTGAGES:
----------------------------
Coinsured Mortgages
-------------------------
FHA-Insured Certificates
  (carried at fair value)

Summerwind Apartments-Phase II
  Naples, Florida (7)                     6/30     7/03       8.500%   9,307,962           8,638,778         1,511,743       23,519

St. Charles Place - Phase II
  Miramar, Florida (4)                    2/30    12/03       8.625%   3,710,287(4)(8)(9)  3,422,177                --       341,697

The Breakers at Golf Mill
  Niles, Illinois (7)                    11/29    11/02       7.000%  22,113,146(7)       20,470,263           980,000     1,751,525

Total Investment in coinsured
  FHA-Insured Certificates,
  carried at fair value                                               35,131,395          32,531,218
                                                                    ------------     ---------------

Total Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  carried at fair value                                              101,061,803          99,550,048
                                                                    ------------     ---------------

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1998



                                                           Interest                                                  Annual Payment
                                                            Rate on      Face            Net                         Principal and
                                     Maturity    Put        Mortgage    Value of    Carrying Value     Cumulative       Interest
Development Name/Location             Date       Date(1)    (5)(6)      Mortgage    (3)(10)(11)(13)    Loan Losses     (5)(6)(12)
-------------------------           ---------  ---------  -----------  -----------  --------------    ------------   ------------
ACQUIRED INSURED MORTGAGES:
--------------------------
FHA-Insured Loans
  (carried at amortized cost)(2)

Kingsway Apts.
  Monroe, Louisiana                      8/07     N/A         10.000%      499,132        499,901(2)           --          86,862
Kon Tiki Apts.
  League City, Texas                     1/27     N/A          9.875%      554,141        555,877(2)           --          58,444

    Total Investment in FHA-Insured
       Loans - Acquired Insured Mortgages,
       carried at amortized cost                                         1,053,273      1,055,778
                                                                       -----------   ------------

ORIGINATED INSURED MORTGAGES:
----------------------------
Fully Insured Mortgages
----------------------------
FHA-Insured Loans
  (carried at amortized cost)(2)

The Turn at Gresham
  Gresham, Oregon                        8/29     12/02       8.000%     5,721,754      5,721,754(2)           --         501,516

    Total Investment in FHA-Insured
      Loans - Originated Insured
      Mortgages, carried at amortized cost                               5,721,754      5,721,754
                                                                      ------------   ------------
    Total Investment in FHA-Insured Loans                                6,775,027      6,777,532
                                                                      ------------   ------------
    TOTAL INVESTMENT IN INSURED MORTGAGES                             $107,836,830   $106,327,580
                                                                      ============   ============


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1998


(1) Certain Insured Mortgages possess a special assignment option, in certain mortgage documents, which allow the Partnership, anytime after this date, to require payment by the borrower of the unpaid principal balance of the Insured Mortgages. At such time, the borrowers must make payment to the Partnership or the Partnership may cancel the FHA insurance and institute foreclosure proceedings.

(2)      Inclusive of closing costs and acquisition fees.

(3) Prepayment of these Insured Mortgages would be based upon the unpaid principal balance at the time of prepayment.

(4)      This  mortgage  is  insured  under  the  HUD  coinsurance  program,  as
         previously   discussed.   The   Patrician   Mortgage   Company  is  the
         HUD-approved coinsurance lender.

(5) This represents the base interest rate during the permanent phase of this Insured Mortgage loan. Additional interest, measured as a percentage of surplus cash (as defined in the participation agreements) and a percentage of the proceeds from the sale or refinancing of the development (as defined in the participation agreements), will also be due. During the years ended 1998, 1997 and 1996, additional interest was recognized in the amount of $69,820, $134,769 and $84,947, respectively. These amounts are included in mortgage investment income on the accompanying statements of income and comprehensive income.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1998

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

(10) A reconciliation of the carrying value of the Partnership's investment in Insured Mortgages, for the years ended December 31, 1998 and 1997, is as follows:

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

              NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE

                                DECEMBER 31, 1998


                                                              1998                        1997
                                                       -----------------             ---------------
  Beginning balance                                        $142,890,313                 $150,036,815

           Principal receipts on mortgages                   (1,928,044)                  (1,952,500)

           Proceeds from mortgages assigned
             or sold                                        (33,845,966)                  (7,016,157)

           Net gains on mortgage
             dispositions                                       756,429                       20,746
           Net unrealized (losses) gains on
             investment in FHA-Insured
             Certificates and GNMA Mortgage-
             Backed Securities                               (1,545,152)                   1,801,409

         Ending balance                                    $106,327,580                 $142,890,313
                                                           ============                 ============


(11) The mortgages underlying the Partnership's investments in FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are primarily non-recourse first liens on multifamily residential developments or retirement homes.

(12) Principal and interest are payable at relatively level amounts over the life of the Insured Mortgages.

(13) As of December 31, 1998 and 1997, the tax basis of the Insured Mortgages was approximately $141 million and $144 million, respectively.