Form 10-Q
period 1999-03-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 1999-05-17
CIK 811437

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                       March 31, 1999
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



                                    (301) 816-2300
      ----------------------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                  ----       ----
         As of March 31, 1999, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999

                                                                Page
                                                                ----

PART I.           Financial Information

Item 1.           Financial Statements

                  Balance Sheets - March 31, 1999 (unaudited)
                    and December 31, 1998.............             3

                  Statements of Income and Comprehensive Income -
                    for the three months ended March 31, 1999
                    and 1998 (unaudited) .................         4

                  Statement of Changes in Partners' Equity -
                    for the three months ended March 31,
                    1999 (unaudited)......................         5

                  Statements of Cash Flows - for the three
                    months ended March 31, 1999 and
                    1998 (unaudited)......................         6

                  Notes to Financial Statements (unaudited)...     7

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results
                    of Operations..........................       15

Item 2A.          Qualitative and Quantitative Disclosures About
                    Market Risk ...........................       19

PART II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K.........       20

Signature         .........................................       21

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88


                                 BALANCE SHEETS

                                                                                    March 31,            December 31,
                                                                                     1999                   1998
                                                                              -----------------       ----------------
                                                                                  (Unaudited)
                                                           ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Acquired insured mortgages                                                $      66,492,868       $     67,018,830
    Originated insured mortgages                                                     31,833,178             32,531,218
                                                                              -----------------       ----------------
                                                                                     98,326,046             99,550,048
Investment in FHA-Insured Loans, at amortized cost, net of unamortized discount and premium:
    Originated insured mortgages                                                      5,710,736              5,721,754
    Acquired insured mortgages                                                        1,045,482              1,055,778
                                                                              -----------------       ----------------
                                                                                      6,756,218              6,777,532

Cash and cash equivalents                                                             5,855,547              5,524,324

Investment in affiliate                                                               1,266,971              1,266,971

Notes receivable from affiliates and due from affiliates                                658,490                705,507

Receivables and other assets                                                          2,633,582              2,639,242
                                                                              -----------------       ----------------
         Total assets                                                         $     115,496,854       $    116,463,624
                                                                              =================       ================

                                              LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                                         $       5,645,926       $      1,943,679

Accounts payable and accrued expenses                                                   390,073                 77,729
                                                                              -----------------       ----------------
         Total liabilities                                                            6,035,999              2,021,408
                                                                              -----------------       ----------------

Partners' equity:
  Limited partners' equity, 15,000,000 Units
    Authorized, 8,802,091 Units issued and outstanding                              114,210,379            118,004,167
  General partner's deficit                                                          (3,253,358)            (3,057,885)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                                                               (618,750)              (618,750)
  Accumulated other
    comprehensive income                                                               (877,416)               114,684
                                                                              -----------------       ----------------
         Total partners' equity                                                     109,460,855            114,442,216
                                                                              -----------------       ----------------
         Total liabilities and partners' equity                               $     115,496,854       $    116,463,624
                                                                              =================       ================



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                                       For the three months ended
                                                                                  March 31,
                                                                   ---------------------------------
                                                                        1999                 1998
                                                                   -------------       -------------
Income:
  Mortgage investment income                                       $   2,035,583       $   2,751,418
  Interest and other income                                               55,365              60,643
                                                                   -------------       -------------
                                                                       2,090,948           2,812,061
                                                                   -------------       -------------
Expenses:
  Asset management fee to
    related parties                                                      272,871             353,418
  General and administrative                                             161,412              74,252
                                                                   -------------       -------------
                                                                         434,283             427,670
                                                                   -------------       -------------

Earnings before net gains on
  mortgage dispositions                                                1,656,665           2,384,391

Net gains on mortgage dispositions                                            --             786,108
                                                                   -------------       -------------
     Net earnings                                                  $   1,656,665       $   3,170,499
                                                                   =============       =============
     Other comprehensive income                                         (992,100)            504,769
                                                                   -------------       -------------
     Comprehensive income                                          $     664,565       $   3,675,268
                                                                   =============       =============

Net earnings allocated to:
  Limited partners - 95.1%                                         $   1,575,488       $   3,015,145
  General partner  - 4.9%                                                 81,177             155,354
                                                                   -------------       -------------
                                                                   $   1,656,665       $   3,170,499
                                                                   =============       =============
Net earnings per Limited
  Partnership Unit outstanding  - Basic                            $        0.18       $        0.34
                                                                   =============       =============


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 1999

                                   (Unaudited)



                                                                                     Repurchased      Accumulated
                                                                                       Limited           Other           Total
                                                General           Limited            Partnership     Comprehensive     Partners'
                                                Partner           Partners              Units            Income         Equity
                                              ------------      -------------      --------------    -------------  --------------
Balance, December 31, 1998                    $118,004,167      $  (3,057,885)     $     (618,750)   $     114,684  $  114,442,216

Net earnings                                     1,575,488             81,177                  --               --       1,656,665

Adjustment to unrealized gains (losses) on
  investments in insured mortgages                      --                 --                  --         (992,100)       (992,100)

Distributions paid or accrued of $0.61
  per Unit, including return of capital of
  $0.43 per Unit                                (5,369,276)           (276,650)                --               --      (5,645,926)
                                              ------------      --------------     --------------     ------------   -------------
Balance, March 31, 1999                       $114,210,379      $   (3,253,358)    $     (618,750)    $   (877,416)  $ 109,460,855
                                              ============      ==============     ==============     ============   =============
Limited Partnership Units outstanding -
  Basic, as of March 31, 1999                                        8,802,091
                                                                    ==========

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                          For the three months ended
                                                                                    March 31,
                                                                             1999             1998
                                                                        -------------    -------------
    Cash flows from operating activities:
      Net earnings                                                      $   1,656,665     $  3,170,499

      Adjustments  to reconcile  net earnings to net cash
       provided by operating activities:
       Gains on mortgage dispositions                                             --          (786,108)
      Changes in assets and liabilities:
       Decrease in investment in affiliate and due from affiliates            47,017            70,198
       Decrease in receivables and other assets                                5,660            32,634
       Increase (decrease) in accounts payable and accrued expenses          312,344           (41,426)
                                                                        -------------     ------------
         Net cash provided by operating activities                          2,021,686        2,445,797
                                                                        -------------     ------------
    Cash flows from investing activities:
      Proceeds from dispositions of Insured Mortgages                              --        8,480,907
      Receipt of principal payments                                           253,216          293,711
                                                                        -------------     ------------
         Net cash provided by investing activities                            253,216        8,774,618
                                                                        -------------     ------------
    Cash flows from financing activities:
      Distributions paid to partners                                       (1,943,679)      (3,517,134)
                                                                        -------------     ------------
         Net cash used in financing activities                             (1,943,679)      (3,517,134)
                                                                        -------------     ------------
    Net increase in cash and cash equivalents                                 331,223        7,703,281

    Cash and cash equivalents, beginning of period                          5,524,324        2,721,306
                                                                        -------------     ------------
    Cash and cash equivalents, end of period                            $   5,855,547     $ 10,424,587
                                                                        =============     ============

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

         AIM Acquisition Partners, L.P., (the Advisor) serves as the advisor to the Partnership. The general partner of the Advisor is AIM Acquisition
Corporation (AIM Acquisition) and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

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

         On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.       ORGANIZATION - Continued

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

2.       BASIS OF PRESENTATION

         In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 1999 and December 31, 1998 and the results of its operations for the three months ended March 31, 1999 and 1998 and its cash flows for the three months ended March 31, 1999 and 1998.

         These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1998.

         Comprehensive Income
         --------------------
                  Comprehensive income is the change in Partners' equity during a period from transactions from non-owner sources. This includes net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as "available for sale." Unrealized gains and losses are reported in the equity section of the Balance Sheet as "Accumulated Other Comprehensive Income."

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES

         A.       Fully Insured Mortgage Investments
                  ----------------------------------
                  Listed  below is the  Partnership's  aggregate  investment  in
         fully   insured    acquired    FHA-Insured    Certificates   and   GNMA
         Mortgage-Backed Securities:

                                                                 March 31,              December 31,
                                                                   1999                     1998
                                                              -------------            -------------

Number of:
  GNMA Mortgage-Backed Securities                                        22                       22
  FHA-Insured Certificates                                                3                        3
  Amortized Cost                                            $    65,529,448             $ 65,698,059
  Face Value                                                     65,760,209               65,930,408
  Fair Value                                                     66,492,868               67,018,830


                  As of May 10, 1999, all fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities were current with respect to the payment of principal and interest.

                  In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of March 31, 1999, the Partnership had received approximately $10.2 million on this assignment including partial repayment of the outstanding principal and accrued interest. The remainder of the proceeds, approximately $1.5 million, is included in Receivables and Other Assets. HUD has disallowed approximately $1.5 million of the assignment claim. The servicer, Greystone Servicing Corporation, Inc., is currently negotiating with HUD in regard to collection of the disallowed portion of the claim. In

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES - Continued

         addition, the General Partner has retained counsel in this matter and is actively pursuing litigation. On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone Servicing Corporation, Inc. in the Circuit Court of Fauquier County, Virginia. The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396 plus interest, attorneys' fees and costs. The Partnership believes that the allowance for loan losses of $375,000 as of March 31, 1999, is sufficient to provide for amounts that may not be recovered from the servicer.

         B.       Coinsured FHA-Insured Certificates
                  ----------------------------------
                  As of March 31, 1999 and December 31, 1998, the Partnership held investments in three FHA-Insured Certificates secured by coinsured mortgages. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of March 31, 1999 and December 31, 1998, the remaining two FHA-Insured Certificates are coinsured by Integrated Funding, Inc. (IFI), an affiliate of the Partnership.

         1.       Coinsured by third party
                  ------------------------
                  As of March 31, 1999, the originated coinsured mortgage which is coinsured by Patrician, St. Charles Place-Phase II, was delinquent with respect to principal and interest. The following is a discussion of actual and potential performance problems with respect to this mortgage investment.

                                              March 31, 1999                         December 31, 1998
                       ----------------------------------------------------------------------------------------
                          Amortized        Face            Fair         Amortized        Face          Fair
                            Cost           Value           Value          Cost           Value         Value
                       ------------     -----------    ------------    -----------    -----------   -----------

St. Charles Place -
  Phase II(1)          $  3,710,287     $ 3,710,287    $  3,481,163     $3,710,287   $  3,710,287   $ 3,422,177



              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES - Continued

(1) These amounts represent the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by American Insured Mortgage Investors L.P. - Series 86, an affiliate of the Partnership. As of May 10, 1999, the mortgagor has made payments of principal and interest due on the mortgage through November 1995 to the Partnership. As the result of bankruptcy proceedings that have been ongoing since 1992, the property was acquired and vested with Patrician in November 1998. Patrician is in the process of improving the property and intends to file its initial claim with HUD by October 1999. A coinsurance claim will be filed with HUD for remaining amounts not collected as a result of the disposition. Due to deferred maintenance and tax deficiencies, the Partnership does not expect cash flow to be realized from this property until the property is sold and claims are filed with HUD for Multifamily Coinsurance benefits.

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


         2.       Coinsured by affiliate
                  ----------------------
                  As of March 31, 1999 and December 31, 1998, the Partnership held investments in two FHA-Insured Certificates secured by coinsured mortgages, where the coinsurance lender is Integrated Funding Inc. (IFI), an affiliate of the Partnership.

                  As of May 10, 1999, these two IFI coinsured mortgages, as shown in the table below, were current with respect to the payment of principal and interest.

                                      March 31, 1999                                      December 31, 1998
                     ------------------------------------------------        --------------------------------------------
                        Amortized          Face             Fair               Amortized         Face           Fair
                          Cost             Value            Value                Cost            Value          Value
                     ------------      ------------      ------------        ------------     ------------  -------------
The Breakers at
  Golf Mill          $ 22,061,947      $ 22,061,947      $ 19,567,614        $ 22,113,145     $ 22,113,146  $ 20,470,263
Summerwind Apts.-
  Phase II              7,901,781         9,289,447         8,784,401           7,913,874        9,307,962     8,638,778
                     ------------      ------------      ------------        ------------     ------------  ------------
                     $ 29,963,728      $ 31,351,394      $ 28,352,015        $ 30,027,019     $ 31,421,108  $ 29,109,041
                     ============      ============      ============        ============     ============  ============

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



4.       INVESTMENT IN FHA-INSURED LOANS

         Listed below is the Partnership's aggregate investment in fully insured originated FHA-Insured Loans as of March 31, 1999 and December 31, 1998:

                                                                March 31,              December 31,
                                                                   1999                      1998
                                                           ----------------          ---------------
Number of Mortgages                                                       1                        1
Amortized Cost                                             $      5,710,736            $   5,721,754
Face Value                                                        5,710,736                5,721,754
Fair Value                                                        5,492,999                5,725,377

                  Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Loans as of March 31, 1999 and December 31, 1998:

                                                                March 31,              December 31,
                                                                   1999                     1998
                                                           ----------------          ---------------
Number of Mortgages                                                       2                        2
Amortized Cost                                             $      1,045,482            $   1,055,778
Face Value                                                        1,043,020                1,053,273
Fair Value                                                        1,072,628                1,061,917

         As of May 10, 1999, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

         In addition to base interest payments from fully insured FHA-Insured Loans, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). Currently, two of the originated FHA-Insured Loans contain Participations. During the three months ended March 31, 1999 and 1998, the Partnership received additional interest of $0 and $69,820, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

5.       DISTRIBUTIONS TO UNITHOLDERS

         The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 1999 and 1998 are as follows:

                                        1999            1998
                                      --------        --------
Quarter ended March 31,               $   0.61(1)     $   1.21(2)
                                      --------        --------
                                      $   0.61        $   1.21
                                      ========        ========

(1) This amount includes $0.37 per Unit from proceeds received in December 1998 related to the prepayment of the mortgage on Olde Mill Apartments.
(2) This amount includes $0.19 per Unit from proceeds received in January 1998 related to the prepayment of the mortgage on Northpoint Apartments. In addition, this amount includes $0.73 per Unit related to the prepayment of the mortgage on Olmstead Park Apartments in February 1998.

         The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to
(1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.       TRANSACTIONS WITH RELATED PARTIES

         The General Partner and certain affiliated entities, during the three months ended March 31, 1999 and 1998, have earned or received compensation or payments for services from the Partnership as follows:

                                   COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                   -----------------------------------------------

                                                                         For the three months
                          Capacity in Which                               ended  March 31,
Name of Recipient            Served/Item                                  1999          1998
-----------------       ----------------------                        -----------   ----------
CRIIMI, Inc.          General Partner/Distribution                    $   276,650   $  548,766

AIM Acquisition       Advisor/Asset Management Fee                        272,871      353,418
  Partners, L.P.(1)

CRIIMI MAE            Affiliate of General Partner/                         9,578       19,006
Management, Inc.        Expense Reimbursement



(1) The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CRIIMI MAE Services Limited Partnership (CMSLP), the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Manaement Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $80,421 and $104,160 for the three months ended March 31, 1999 and 1998, respectively. The limited partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE Inc. which filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

7.       PARTNERS' EQUITY

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

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------
         The Partnership's Management's Discussion and Analysis of Financial Condition and Results of Operations contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in the Partnership's other reports filed with the Securities and Exchange Commission that could cause actual results to differ materially. See Item 1, "Forward-Looking Statements" in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for a more detailed discussion of such risks and uncertainties.

         On October 5, 1998, CRIIMI MAE Inc., the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE Inc. and provider of personnel and administrative services to the Partnership, filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Such bankruptcy filings could result in certain adverse effects to the Partnership including without limitation, the potential loss of CRIIMI MAE Inc. as a potential source of capital, as discussed under Liquidity and Capital Resources, and the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

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

         The General Partner is currently in the process of assessing and testing Year 2000 compliance of its IT systems, which include software systems to administer and manage mortgage assets, and for internal accounting purposes. A majority of the IT systems used by the Partnership is licensed from third parties. These third parties have either provided upgrades to existing systems or have indicated that their systems are Year 2000 compliant. The General Partner has applied upgrades and has completed a substantial amount of compliance testing as of May 10, 1999. There can be no assurance, however, that the Partnership's IT systems will be Year 2000 compliant by December 31, 1999.

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

         The Partnership believes that its greatest risk with respect to the Year 2000 issue relates to failures by third parties to be Year 2000 compliant. In addition to risks posed by third parties with which the Partnership interfaces directly, risks are created by third parties providing services to large segments of society. The failure of third parties (i.e. tenants in mortgage collateral, borrowers, building service providers to mortgage collateral, banks and other financial institutions, etc.) to be Year 2000 compliant could, among other things, cause disruptions in the capital and real estate markets and borrower defaults on real estate loans and mortgage-backed securities as well as the pools of mortgage loans underlying such securities.

         The Partnership believes that its greatest internal exposure to the Year 2000 issue involves the loan servicing operations of an affiliate of the Partnership that rely on computers to process and manage loans. An affiliate of the Partnership, CMSLP, currently services approximately 21% of the total loans in the AIM Partnerships. CMSLP has applied a vendor upgrade and has completed compliance testing on the upgrade.

         Currently the Partnership estimates the cost of system upgrades related to Year 2000 issues to be immaterial.

         Although the General Partner has substantially completed its organizational compliance testing and remediation, it is also in the process of developing contingency plans for the risks of the failure of the Partnership or third parties to be Year 2000 compliant. The General Partner intends to complete contingency plans for the Year 2000 issue by mid 1999. Due to the inability to predict all of the potential problems that may arise from the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plans.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

General
-------
         As of March 31, 1999, the Partnership had invested in 31 Insured Mortgages with an aggregate amortized cost of approximately $106.0 million, a face value of approximately $107.6 million and a fair value of approximately $104.9 million.

         As  of  May  10,  1999,   all  of  the   FHA-Insured   Certificates,
GNMA Mortgage-Backed Securities and FHA-Insured Loans were current with respect to the payment of principal and interest except for the coinsured mortgage on St. Charles Place - Phase II which has made payments through November 1995.

         In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of March 31, 1999, the Partnership had received approximately $10.2 million on this assignment including partial repayment of the outstanding principal and accrued interest. The remainder of the proceeds, approximately $1.5 million, is included in Receivables and Other Assets. HUD has disallowed approximately $1.5 million of the assignment claim. The servicer, Greystone Servicing Corporation, Inc., is currently negotiating with HUD in regard to collection of the disallowed portion of the claim. In addition, the General Partner has retained counsel in this matter and is actively pursuing litigation. On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone Servicing Corporation, Inc. in the Circuit Court of Fauquier County, Virginia. The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396 plus interest, attorneys' fees and costs. The Partnership believes that the allowance for loan losses of $375,000 as of March 31, 1999, is sufficient to provide for amounts that may not be recovered from the servicer.

Results of Operations
---------------------
         Net earnings decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998, primarily due to a decrease in mortgage investment income. Also contributing to the decrease was a reduction in net gains on mortgage dispositions. Net gains of approximately $786,000 were recognized during the first quarter of 1998 as compared to no net gains recognized during the same period of 1999.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued

         Mortgage investment income decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998, primarily due to the prepayment of three mortgages since April 1998. The mortgages on Arbor Village, Water's Edge II, and Olde Mill Apartments prepaid in June 1998, September 1998, and December 1998, respectively.

         Interest and other income decreased for the three months ended March 31, 1999 as compared to the corresponding period in 1998 due to the timing
of temporary   investment   of  proceeds  from mortgage prepayments  prior  to
distribution. The Partnership received approximately $8.5 million in net prepayment proceeds during the first quarter of 1998 as compared to no proceeds for the same period in 1999.

         Asset management fees to related parties decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998, due to the decrease in the mortgage base.

         General and administrative expenses increased for the three months ended March 31, 1999 as compared to the corresponding period in 1998. This increase was primarily the result of unanticipated legal expenses related to the litigation of the mortgage on Water's Edge of New Jersey, as discussed previously.

         Net gains on mortgage dispositions decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998. During the first three months of 1999, no gains or losses were recognized. During the first three months of 1998, the Partnership recognized gains from the prepayment of the mortgages on Northpoint Apartments, and Olmstead Park Apartments of approximately $6,000 and $780,000, respectively.

Liquidity and Capital Resources
-------------------------------
         The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments are the Partnership's principal sources of cash flows, and were sufficient during the first three months of 1999 to meet operating requirements.

         The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to
(1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of insured mortgages and professional fees and foreclosure costs incurred in connection with those insured mortgages and (4) variations in the

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Continued



Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

         Net cash provided by operating activities decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998, primarily due to the decrease in mortgage investment income, as discussed previously. This decrease is partially offset by an increase in accounts payable related to the timing of the quarterly management fee payment.

         Net cash provided by investing activities decreased for the three months ended March 31, 1999 as compared to the corresponding period in 1998 primarily due to a decrease in disposition proceeds from the prepayment of the aforementioned mortgages. The mortgages on Northpoint Apartments and Olmstead Park Apartments were disposed of during the three months ended 1998 versus no dispositions for the same period in 1999.

         Net cash used in financing activities decreased for the three months ended March 31, 1999, as compared to the corresponding period in 1998 due to a reduction in the amount of distributions paid to partners in the first three months of 1999.

         On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. As a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without approval from the bankruptcy court. This restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership; however, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

ITEM 2A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         The Partnership's principal market risk is exposure to changes in interest rates in the US Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of the Partnership's assets. Management has determined that there has not been a material change as of March 31, 1999, in market risk from December 31, 1998 as reported in the Partnership's Annual Report Form 10-K for the year ended December 31, 1998.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K

         No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 1999.

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


/s/ May 17, 1999                    /s/ Cynthia O. Azzara
--------------------                -------------------------
Date                                Cynthia O. Azzara
                                    Principal Financial and
                                      Accounting Officer