Form 10-Q
period 1999-06-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 1999-08-16
CIK 811437

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                       June 30, 1999
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
               (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ----       ----
         As of June 30, 1999, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 1999

                                                                Page
                                                                ----

PART I.           Financial Information

Item 1.           Financial Statements

                  Balance Sheets - June 30, 1999 (unaudited)
                    and December 31, 1998....................     3

                  Statements of Income and Comprehensive Income -
                    for the three and six months ended June 30,
                    1999 and 1998 (unaudited)................     4

                  Statement of Changes in Partners' Equity -
                    for the six months ended June 30,
                    1999 (unaudited).........................     5

                  Statements of Cash Flows - for the six
                    months ended June 30, 1999 and
                    1998 (unaudited).........................     6

                  Notes to Financial Statements (unaudited)..     7

Item 2.           Management's Discussion and Analysis of
                    Financial Condition and Results
                    of Operations............................    15

Item 2A.          Qualitative and Quantitative Disclosures About
                    Market Risk .............................    19

PART II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K...........    20

Signature         ...........................................    21

                    The accompanying notes are an integral part
                             of these financial statements.

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                  BALANCE SHEETS

                                                                       June 30,              December 31,
                                                                         1999                    1998
                                                                   -----------------       ---------------
                                                                     (Unaudited)
                                                      ASSETS
Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  at fair value:
    Acquired insured mortgages                                      $    60,721,610         $   67,018,830
    Originated insured mortgages                                         12,047,791             32,531,218
                                                                   -----------------       ---------------
                                                                         72,769,401             99,550,048
Investment in FHA-Insured Loans, at amortized cost, net of unamortized discount and premium:
    Originated insured mortgages                                          5,699,497              5,721,754
    Acquired insured mortgages                                              480,972              1,055,778
                                                                   -----------------       ----------------
                                                                          6,180,469              6,777,532

Cash and cash equivalents                                                29,876,462              5,524,324

Investment in affiliate                                                   1,250,860              1,266,971

Notes receivable from affiliates and due from affiliates                    658,487                705,507

Receivables and other assets                                              2,498,188              2,639,242
                                                                   -----------------       ----------------
         Total assets                                               $   113,233,867        $   116,463,624
                                                                   =================       ================

                                              LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                               $    30,173,309        $     1,943,679

Accounts payable and accrued expenses                                       111,797                 77,729
                                                                   -----------------       -----------------
         Total liabilities                                               30,285,106              2,021,408
                                                                   -----------------       -----------------

Partners' equity:
  Limited partners' equity, 15,000,000 Units
    Authorized, 8,802,091 Units issued and outstanding                   87,940,388            118,004,167
    General partner's deficit                                            (4,606,912)            (3,057,885)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                                                   (618,750)              (618,750)
  Accumulated other
    comprehensive income                                                    234,035                114,684
                                                                   -----------------       ------------------
         Total partners' equity                                          82,948,761            114,442,216
                                                                   ------------------      ------------------
         Total liabilities and partners' equity                     $   113,233,867        $   116,463,624
                                                                   ==================      ==================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                  (Unaudited)

                                                      For the three months ended             For the six months ended
                                                                June 30,                               June 30,
                                                      --------------------------            --------------------------
                                                          1999          1998                    1999          1998
                                                      ------------   ------------           ------------   -----------
Income:
   Mortgage investment income                         $ 1,851,339    $ 2,497,356            $  3,886,921   $ 5,248,774

   Interest and other income                              152,925        128,044                 208,290       188,687
                                                      ------------   ------------           -------------  ------------
   Total interest income                                2,004,264      2,625,400               4,095,211     5,437,461
                                                      ------------   ------------           -------------  ------------
Expenses:
  Asset management fee to related parties                 264,949        338,004                 537,820       691,422
  General and administrative                               66,110        159,033                 227,522       233,285
                                                      ------------   ------------           -------------  ------------
                                                          331,059        497,037                 765,342       924,707
                                                      ------------   ------------           -------------  ------------
Earnings before net gains on mortgage
  dispositions                                          1,673,205      2,128,363               3,329,869     4,512,754

Net gains(losses) on mortgage dispositions                876,559       (350,159)                876,559       435,949
                                                     -------------   ------------           -------------  ------------
   Net earnings                                      $  2,549,764    $ 1,778,204            $  4,206,428   $ 4,948,703
                                                     =============   ============           =============  ============
   Other comprehensive income                           1,111,451      1,221,299                 119,351     1,726,068
                                                     -------------   ------------           -------------  ------------
   Comprehensive income                              $  3,661,215    $ 2,999,503            $  4,325,779   $ 6,674,771
                                                     =============   ============           =============  ============

Net earnings allocated to:
  Limited partners - 95.1%                           $  2,424,826    $ 1,691,072            $  4,000,313   $ 4,706,217
  General partner - 4.9%                                  124,938         87,132                 206,115       242,486
                                                     -------------   ------------           -------------  ------------
                                                     $  2,549,764    $ 1,778,204            $  4,206,428   $ 4,948,703
                                                     =============   ============           =============  ============
Net earnings per Limited Partnership
 Unit outstanding --Basic                            $       0.27    $      0.19            $       0.45   $      0.53
                                                     =============   ============           =============  ============


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                  STATEMENT OF CHANGES IN PARTNERS' EQUITY

                  For the six months ended June 30, 1999

                                 (Unaudited)


                                                                                Repurchased     Accumulated
                                                                                  Limited          Other             Total
                                                Limited           Limited       Partnership    Comprehensive        Partners'
                                                Partner           Partners         Units           Income            Equity
                                              ------------      -------------   -------------  --------------    --------------
Balance, December 31, 1998                    $118,004,167       $ (3,057,885)   $  (618,750)   $    114,684      $ 114,442,216

Net earnings                                     4,000,313            206,115             --              --          4,206,428

Adjustment net to unrealized gains on
  investments in insured mortgages                      --                 --             --         119,351            119,351

Distributions paid or accrued of $3.87
  per Unit, including return of capital of
  $3.42 per Unit                               (34,064,092)        (1,755,142)            --              --        (35,819,234)
                                              -------------      --------------  -------------  -------------     --------------
Balance, June 30, 1999                        $ 87,940,388       $ (4,606,912)   $  (618,750)   $    234,035      $  82,948,761
                                              =============      ==============  =============  =============     ==============
Limited Partnership Units outstanding -
  Basic, as of June 30, 1999                                        8,802,091
                                                                 ==============

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                          For the six months
                                                                             ended June 30,
                                                                            1999           1998
                                                                        -------------  -------------
    Cash flows from operating activities:
      Net earnings                                                       $ 4,206,428    $  4,948,703

      Adjustments to reconcile net earnings to net cash
        provided by operating activities:
        Net gains on mortgage dispositions                                  (876,559)       (435,949)
      Changes in assets and liabilities:
        Decrease in investment in affiliate and due from affiliates           63,131         160,308
        Decrease (increase) in receivables and other assets                  141,054         (48,482)
        Increase in accounts payable and accrued expenses                     34,068          70,198
                                                                        -------------   -------------
         Net cash provided by operating activities                         3,568,122       4,694,778
                                                                        -------------   -------------
    Cash flows from investing activities:
      Proceeds from disposition of mortgages                              27,903,294      19,406,190
      Receipt of principal from scheduled payments                           470,326       1,369,286
      Decrease in Due from HUD                                                    --          59,914
                                                                        -------------   -------------
         Net cash provided by investing activities                        28,373,620      20,835,390
                                                                        -------------   -------------
    Cash flows from financing activities:
      Distributions paid to partners                                      (7,589,604)    (14,716,430)
                                                                        -------------   -------------
         Net cash used in financing activities                            (7,589,604)    (14,716,430)
                                                                        -------------   -------------
    Net increase in cash and cash equivalents                             24,352,138      10,813,738

    Cash and cash equivalents, beginning of period                         5,524,324       2,721,306
                                                                        -------------   -------------
    Cash and cash equivalents, end of period                            $ 29,876,462    $ 13,535,044
                                                                        =============   =============

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


1.       ORGANIZATION

     American Insured Mortgage Investors L.P. - Series 88 (the "Partnership") was formed under the Uniform Limited Partnership Act of the State of Delaware on February 13, 1987. The Partnership's reinvestment period expired on December 31, 1996 and the Partnership Agreement states that the Partnership will terminate on December 31, 2021, unless previously terminated under the provisions of the Partnership Agreement.

     Effective September 6, 1991, CRIIMI Inc. (the general partner) succeeded the former general partners to become the sole General Partner of the Partnership. CRIIMI Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI
MAE).

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

     CRIIMI MAE and CRIIMI MAE Management, Inc. are working diligently toward the preparation of a plan of reorganization. The bankruptcy court has granted the motion to extend CRIIMI MAE's and CRIIMI MAE Management, Inc.'s exclusive right to file a plan of reorganization through September 10, 1999 and to solicit acceptances thereof through November 10, 1999. CRIIMI MAE and CRIIMI MAE
Management, Inc. expect to file a plan of reorganization during 1999, which would contemplate CRIIMI MAE's and CRIIMI MAE Management, Inc.'s emergence from bankruptcy later in 1999. There can be no assurance at this time, however, that a plan of reorganization will be proposed by CRIIMI MAE and CRIIMI MAE
Management, Inc. during such time or that such plan will be confirmed and consummated.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                    (Unaudited)

2.       BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 1999 and December 31, 1998 and the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998.

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

                         NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES

         A.       Fully Insured Mortgage Investments
                  ----------------------------------
                  Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Certificates and GNMA
         Mortgage-Backed Securities:

                                                              June 30,                December 31,
                                                                1999                     1998
                                                         ------------------         ----------------
Number of:
  GNMA Mortgage-Backed Securities (1)                                    21                       22
  FHA-Insured Certificates                                                3                        3
  Amortized Cost                                               $ 60,935,694             $ 65,698,059
  Face Value                                                     60,963,157               65,930,408
  Fair Value                                                     60,721,610               67,018,830

  (1)    In  April 1999, the mortgage on Seven Springs Apartments was prepaid.
         The Partnership received net proceeds of approximately $4.9 million and recognized a gain of approximately $436,000 for the six months ended
         June 30, 1999. A distribution of approximately $0.53 per Unit related to the prepayment of this mortgage was declared in May and was paid to Unitholders in August 1999.


                  As of August 2, 1999, all fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities were current with respect to the payment of principal and interest.

                  In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of June 30, 1999, the Partnership had received approximately $10.2 million on this assignment including partial repayment of the outstanding principal and accrued interest. The remainder of the proceeds, approximately $1.5 million, is included in Receivables and Other Assets. HUD has disallowed approximately $1.5 million of the assignment claim. The servicer, Greystone Servicing Corporation, Inc., is currently negotiating with HUD in regard to collection of the disallowed portion of the claim.
         In addition, the General Partner has retained counsel in this matter and is actively pursuing litigation. On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone Servicing Corporation, Inc. in the Circuit Court of Fauquier County, Virginia. The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396 plus interest, attorneys' fees and costs. The Partnership believes that the allowance for loan losses of $375,000 as of June 30, 1999, is sufficient to provide for amounts that may not be recovered from the servicer.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                         NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES - Continued

         B.       Coinsured FHA-Insured Certificates
                  ----------------------------------
                  As of June 30, 1999 and December 31, 1998, the Partnership held investments in two and three FHA-Insured Certificates secured by coinsured mortgages, respectively. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of June 30, 1999 and December 31, 1998, the remaining one and two FHA-Insured Certificate(s), respectively, are coinsured by Integrated Funding, Inc. (IFI), an affiliate of the Partnership.

         1.       Coinsured by third party
                  ------------------------
                  As of June 30, 1999, the originated coinsured mortgage which is coinsured by Patrician, St. Charles Place-Phase II, was delinquent with respect to principal and interest. The following is a discussion with respect to this mortgage investment.

                                    June 30, 1999                                       December 31, 1998
                       -----------------------------------------------      --------------------------------------------
                        Amortized          Face            Fair              Amortized          Face         Fair
                          Cost             Value           Value               Cost             Value        Value
                       -------------   --------------   -------------       -------------   -------------  -------------
St. Charles Place -
  Phase II(1)          $  3,710,286     $  3,677,734     $  3,420,292        $  3,710,287    $  3,710,287   $  3,422,177


(1) These amounts represent the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by American Insured Mortgage Investors L..P. - Series 86, an affiliate of the Partnership. As of August 2, 1999, the mortgagor has made payments of principal and interest due on the mortgage through November
         1995 to the Partnership. As the result of bankruptcy proceedings that have been ongoing since 1992, the property was acquired and vested with Patrician in November 1998. Patrician is in the process of improving the property and intends to file its initial claim with HUD by October
         1999. A coinsurance claim will be filed with HUD for remaining amounts not collected as a result of the disposition. Due to deferred maintenance and tax deficiencies, the Partnership does not expect cash flow to be realized from this property until the property is sold and claims are filed with HUD for Multifamily Coinsurance benefits.



              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                         NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

3.       INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-
           BACKED SECURITIES - Continued

                  2. Coinsured by affiliate
                  -------------------------
                  As of June 30, 1999 and December 31, 1998, the Partnership held investments in one and two FHA-Insured Certificate(s) secured by coinsured mortgages, respectively, where the coinsurance lender is Integrated Funding Inc. (IFI), an affiliate of the Partnership.

                  As of August 2, 1999, the IFI coinsured mortgage, as shown in the table below, was current with respect to the payment of principal and interest.

                                   June 30, 1999                                        December 31, 1998
                    -----------------------------------------------     ----------------------------------------------
                      Amortized          Face           Fair              Amortized          Face           Fair
                        Cost             Value          Value               Cost             Value          Value
                    -------------    --------------  --------------     ---------------  -------------  --------------
Summerwind Apts.-
  Phase II          $  7,889,386      $  9,270,530    $   8,627,499       $  7,913,874    $  9,307,962    $  8,638,778
The Breakers at
  Golf Mill(1)                --                --               --         22,113,145      22,113,146      20,470,263
                   --------------     -------------   --------------     --------------  --------------  -------------
                    $  7,889,386      $  9,270,530    $   8,627,499       $ 30,027,019    $ 31,421,108    $ 29,109,041
                   ==============     =============   ==============     ==============  ==============  =============

(1)  In May 1999,  the mortgage on The  Breakers at Golf Mill was  prepaid.  The
     Partnership received net proceeds of approximately $22.5 million and recognized a gain of approximately $441,000 for the six months ended June
     30, 1999. A distribution of approximately $2.43 per Unit related to the prepayment of this mortgage was declared in June 1999 and was paid to Unitholders in August 1999.



              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

4.       INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in fully insured originated FHA-Insured Loans as of June 30, 1999 and December 31, 1998:

                                                             June 30,                 December 31,
                                                               1999                       1998
                                                         -----------------         -----------------
Number of Mortgages                                                      1                         1
Amortized Cost                                               $   5,699,497             $   5,721,754
Face Value                                                       5,699,497                 5,721,754
Fair Value                                                       5,482,267                 5,725,377

     Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Loans as of June 30, 1999 and December 31, 1998:

                                                              June 30,                December 31,
                                                                1999                      1998
                                                          ----------------          ----------------
Number of Mortgages(1)                                                   1                         2
Amortized Cost                                                 $   480,972             $   1,055,778
Face Value                                                         480,268                 1,053,273
Fair Value                                                         495,565                 1,061,917

(1)     In May 1999, the mortgage on Kon Tiki Apartments was prepaid.  The
        Partnership received net proceeds of approximately $554,000 and recognized a loss of approximately $400 for the six months ended June
        30, 1999. A distribution of approximately $0.06 per Unit related to the prepayment of this mortgage was declared in June 1999 and was paid to Unitholders in August 1999.


     As of August 2, 1999, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

     In addition to base interest payments from fully insured FHA-Insured Loans, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). Currently, two of the originated FHA-Insured Loans contain Participations. During the six months ended June 30, 1999 and 1998, the Partnership received additional interest of $0 and $69,820, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

5.       DISTRIBUTIONS TO UNITHOLDERS
     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 1999 and 1998 are as follows:


                                             1999           1998
                                           --------       --------
Quarter ended March 31,                    $  0.61(1)     $  1.21(3)
Quarter ended June 30,                     $  3.26(2)     $  1.50(4)
                                           -------        -------
                                           $  3.87        $  2.71
                                           =======        =======

(1) This amount includes $0.37 per Unit from proceeds received in December 1998 related to the prepayment of the mortgage on Olde Mill Apartments.
(2) This amount includes approximately $0.53 per Unit return of capital from proceeds received in May 1999 related to the prepayment of the mortgage on Seven Springs Apartments. In addition, this amount includes $0.06 and $2.43 per Unit from proceeds received in June 1999 related to the prepayments of the mortgages on Kon Tiki Apartments and The Breakers at Golf Mill, respectively.
(3) This amount includes $0.19 per Unit from proceeds received in January 1998 related to the prepayment of the mortgage on Northpoint Apartments. In addition, this amount includes $0.73 per Unit related to the prepayment of the mortgage on Olmstead Park Apartments in February 1998.
(4) This amount includes approximately $1.18 per Unit from proceeds received in June 1998 related to the prepayment of the mortgage on Arbor Village Apartments. In addition, this amount includes $0.08 per Unit representing a curtailment on the mortgage on Olde Mill Apartments.

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

6.  TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and six months ended June 30, 1999 and 1998, have earned or received compensation or payments for services from the Partnership as follows:

                                   COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                                   -----------------------------------------------

                                                             For the three months            For the six months
                           Capacity in Which                     ended  June 30,                 ended June 30,
Name of Recipient             Served/Item                      1999          1998             1999          1998
-----------------     ----------------------------          -----------   ----------      ----------     ----------
CRIIMI, Inc.          General Partner/Distribution          $1,478,492    $  680,288      $1,755,142     $1,229,053

AIM Acquisition       Advisor/Asset Management Fee             264,949       338,004         537,820        691,422
 Partners, L.P.(1)

CRIIMI MAE            Affiliate of General Partner/              5,254        15,969          14,832         34,975
  Management, Inc.      Expense Reimbursement


(1)      The Advisor, pursuant to the Partnership Agreement, effective
         October 1, 1991, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CRIIMI MAE Services Limited Partnership (CMSLP), the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $158,506 and $203,778 for the six months ended June 30, 1999 and 1998, respectively. The limited partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE Inc. which filed for protection under Chapter 11 of the U.S. Bankruptcy Code.

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

     CRIIMI MAE and CRIIMI MAE Management, Inc. are working diligently toward the preparation of a plan of reorganization. The Bankruptcy Court has granted the motion to extend CRIIMI MAE's and CRIIMI MAE Management, Inc.'s exclusive right to file a plan of reorganization through September 10, 1999 and to solicit acceptances thereof through November 10, 1999. CRIIMI MAE and CRIIMI MAE
Management, Inc. expect to file a plan of reorganization during 1999, which would contemplate CRIIMI MAE's and CRIIMI MAE Management, Inc.'s emergence from bankruptcy later in 1999. There can be no assurance at this time, however, that a plan of reorganization will be proposed by CRIIMI MAE and CRIIMI MAE
Management, Inc. during such time or that such plan will be confirmed and consummated.

Year 2000
---------
     The Year 2000 issue is a computer programming issue that may affect many electronic processing systems. Until relatively recently, in order to minimize the length of data fields, most date-sensitive programs eliminated the first two digits of the year. This issue could affect information technology ("IT") systems and date sensitive embedded technology that controls certain systems (such as telecommunications systems, security systems, etc.) leaving them unable to properly recognize or distinguish dates in the twentieth and twenty-first centuries. This treatment could result in significant miscalculations when processing critical date-sensitive information relating to dates after December 31, 1999.

     The General Partner has substantially completed the Year 2000 testing and remediation of its IT systems, which include software systems to administer and manage mortgage assets and for internal accounting purposes. A majority of the IT systems used by the Partnership is licensed from third parties. These third parties have either provided upgrades to existing systems or have indicated that their systems are Year 2000 compliant. The General Partner has applied upgrades and has substantially completed compliance testing and remediation as of August 16, 1999. There can be no assurance, however, that all of the Partnership's IT systems will be Year 2000 compliant by December 31, 1999.

     The Year 2000 issue may also affect the Partnership's date-sensitive embedded technology, which controls systems such as the telecommunications systems, security systems, etc. The General Partner does not believe that it has significant exposure, or that the cost to modify or replace such technology to make it Year 2000 compliant will be material. The failure of any such systems to be Year 2000 compliant could be material to the Partnership.

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

     The Partnership believes that its greatest internal exposure to the Year 2000 issue involves the loan servicing operations of an affiliate of the Partnership. CRIIMI MAE Services Limited Partnership (CMSLP) currently services approximately 26% of the total mortgage investments in the AIM Funds. CMSLP has applied a vendor upgrade and has completed compliance testing on the upgrade. The General Partner believes that the results of such testing indicate that this risk has been substantially mitigated.

     Currently the General Partner estimates the cost of system upgrades related to Year 2000 issues to be immaterial.

     The General Partner has substantially completed its organizational compliance testing and remediation, and it has also drafted contingency plans for the risks of the failure of the Partnership or third parties to be Year 2000 compliant. The General Partner intends to complete contingency plans for the Year 2000 issue in late 1999. Due to the inability to predict all of the potential problems that may arise from the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plans.

General
-------
     As of June 30, 1999, the Partnership had invested in 28 Insured Mortgages with an aggregate amortized cost of approximately $78.7 million, a face value of approximately $80.1 million and a fair value of approximately $78.7 million.

     As of August 2, 1999, all of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans were current with respect to the payment of principal and interest except for the coinsured mortgage on St. Charles Place - Phase II which has made payments through November 1995.

     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of June 30, 1999, the Partnership had received approximately $10.2 million on this assignment including partial repayment of the outstanding principal and accrued interest. The remainder of the proceeds, approximately $1.5 million, is included in Receivables and Other Assets. HUD has disallowed approximately $1.5 million of the assignment claim. The servicer, Greystone Servicing Corporation, Inc., is currently negotiating with HUD in regard to collection of the disallowed portion of the claim. In addition, the General Partner has retained counsel in this matter and is actively pursuing litigation. On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone Servicing Corporation, Inc. in the Circuit Court of Fauquier County, Virginia. The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396 plus interest, attorneys' fees and costs. The Partnership believes that the allowance for loan losses of $375,000 as of June 30, 1999, is sufficient to provide for amounts that may not be recovered from the servicer.

Results of Operations
---------------------
     Net earnings increased for the three months ended June 30, 1999, as compared to the corresponding period in 1998, primarily due to an increase in net gains on mortgage dispositions. This increase was partially offset by a decrease in the mortgage investment income. Net earnings decreased for the six months ended June 30, 1999, as compared to the corresponding period in 1998, primarily due to a decrease in mortgage investment income, partially offset by an increase in net gains on mortgage dispositions.

     Mortgage investment income decreased for the three and six months ended June 30, 1999, as compared to the corresponding periods in 1998, primarily due to a reduction in the mortgage base. For the six months ended June 30, 1999, the mortgages on Seven Springs Apartments, Kon Tiki Apartments and The Breakers at Golf Mill were prepaid. For the six months ended June 30, 1998, the mortgages on Northpoint Apartments, Olmstead Park Apartments and Arbor Village were prepaid.

     Interest and other income increased for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998 due to the timing of temporary investment of mortgage disposition proceeds from mortgage prepayments prior to distribution to Unitholders. The Partnership received approximately $28 million in net prepayment proceeds for the six months ended June 30, 1999, as compared to approximately $19 million in proceeds for the same period in 1998.

     Asset management fees to related parties decreased for the three and six months ended June 30, 1999, as compared to the corresponding period in 1998, due to the decrease in the mortgage base.

     General and administrative expenses decreased for the three months ended June 30, 1999 as compared to the corresponding period in 1998. This decrease was primarily the result of a write off of certain losses associated with the final disposition of the co-insurance claim on the mortgage on Hazeltine Shores during the six months ended June 30, 1998.

     Net gains on mortgage dispositions increased for the three and six months ended June 30, 1999, as compared to the corresponding periods in 1998. During the first six months of 1999, net gains of approximately $877,000 were recognized. During the corresponding periods in 1998, the Partnership recognized net gains of approximately $436,000.

Liquidity and Capital Resources
-------------------------------
     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments are the Partnership's principal sources of cash flows, and were sufficient during the first six months of 1999 to meet operating requirements.

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

     Net cash provided by operating activities decreased for the six months ended June 30, 1999, as compared to the corresponding period in 1998, primarily due to a decrease in mortgage investment income. This decrease was partially offset by a decrease in receivables and other assets due to a decrease in the mortgage base.

     Net cash provided by investing activities increased for the six months ended June 30, 1999 as compared to the corresponding period in 1998 primarily due to an increase in disposition proceeds from the prepayment of the aforementioned mortgages. This increase was partially offset by a decrease in scheduled principal payments due to mortgage dispositions and the normal amortization of the mortgage base.

     Net cash used in financing activities decreased for the six months ended June 30, 1999, as compared to the corresponding period in 1998 due to a reduction in the amount of distributions paid to partners in the first six months of 1999 as compared to the same period in 1998.

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

     CRIIMI MAE and CRIIMI MAE Management, Inc. are working diligently toward the preparation of a plan of reorganization. The Bankruptcy Court has granted the motion to extend CRIIMI MAE's and CRIIMI MAE Management, Inc.'s exclusive right to file a plan of reorganization through September 10, 1999 and to solicit acceptances thereof through November 10, 1999. CRIIMI MAE and CRIIMI MAE
Management, Inc. expect to file a plan of reorganization during 1999, which would contemplate CRIIMI MAE's and CRIIMI MAE Management, Inc.'s emergence from bankruptcy later in 1999. There can be no assurance at this time, however, that a plan of reorganization will be proposed by CRIIMI MAE and CRIIMI MAE
Management, Inc. during such time or that such plan will be confirmed and consummated.

ITEM 2A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the US Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of the Partnership's assets.

     Management has determined that there has not been a material change as of June 30, 1999, in market risk from December 31, 1998 as reported in the Partnership's Annual Report Form 10-K for the year ended December 31, 1998.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FROM 8-K

               No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 1999.

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

                                    AMERICAN INSURED MORTGAGE
                                     INVESTORS L.P. - SERIES 88
                                      (Registrant)

                                    By:    CRIIMI, Inc.
                                            General Partner


/s/  August 16, 1999                /s/
--------------------                -------------------------
Date                                Cynthia O. Azzara
                                    Principal Financial and
                                      Accounting Officer