Form 10-Q/A
period 1998-09-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 1999-09-30
CIK 811437

                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                FORM 10-Q/A


                QUARTERLY REPORT UNDER SECTION 13 or 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934 (AMENDMENT)

         For the quarter ended                  September 30, 1998
                                                ------------------

         Commission file number                       1-12724
                                                 -----------------

          AMERICAN INSURED MORTGAGE INVESTORS - L.P.- SERIES 88
    -----------------------------------------------------------------
            (Exact name of registrant as specified in charter)


         Delaware                                             13-3398206
- -------------------------------                           ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


11200 Rockville Pike, Rockville, Maryland                    20852
- -----------------------------------------               -----------------
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

     The following supplements and, to the extent inconsistent therewith, amends and supercedes the information under the following caption in the Quarterly Report originally filed November 16, 1998.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000
- ---------
         The Year 2000 issue is a computer programming issue that may affect many electronic processing systems. Until relatively recently, in order to minimize the length of data fields, most date-sensitive programs eliminated the first two digits of the year. This issue could affect information technology ("IT") systems and date sensitive embedded technology that controls certain systems (such as telecommunications systems, security systems, etc.) leaving them unable to properly recognize or distinguish dates in the twentieth and twenty-first centuries. This treatment could result in significant miscalculations when processing critical date-sensitive information relating to dates after December 31, 1999.

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

     The Partnership believes that its greatest risk with respect to the Year 2000 issue relates to failures by third parties to be Year 2000 compliant. In addition to risks posed by third parties with which the Partnership interfaces directly, risks are created by third parties providing services to large segments of society. The failure of third parties to be

Year 2000 compliant could, among other things, cause disruptions in the capital and real estate markets and borrower defaults on real estate loans and mortgage-backed securities as well as the pools of mortgage loans underlying such securities. The Partnership believes that its greatest exposure to the Year 2000 issue involves the loan servicing operations of an affiliate of the Partnership. CMSLP currently services approximately 21% of the total mortgage investments in the AIM Funds. CMSLP has applied a vendor upgrade and has substantially completed compliance testing on the upgrade.

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

                                                   AMERICAN INSURED MORTGAGE
                                                     INVESTORS L.P. - SERIES 88
                                                     (Registrant)

                                              By:    CRIIMI, Inc.
                                                     General Partner


/s/                                          /s/ Cynthia O. Azzara
- ----------------------                       -------------------------
Date                                         Cynthia O. Azzara
                                             Principal Financial and
                                             Accounting Officer