Form 10-Q
period 1999-09-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 1999-11-05
CIK 811437

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 1999

Commission file number 1-12724

AMERICAN INSURED MORTGAGE
INVESTORS—L.P.—SERIES 88

(Exact name of registrant as specified in charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3398206 (I.R.S. Employer Identification No.)
11200 Rockville Pike, Rockville, Maryland (Address of principal executive offices)	20852 (Zip Code)

(301) 816-2300
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    As of September 30, 1999, 8,802,091 depositary units of limited partnership interest were outstanding.

AMERICAN INSURED MORTGAGE INVESTORS L.P.—SERIES 88
INDEX TO FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 1999

		PAGE
PART I.	Financial Information
Item 1.	Financial Statements
	Balance Sheets—September 30, 1999 (unaudited) and December 31, 1998	3
	Statements of Income and Comprehensive Income—for the three and nine months ended September 30, 1999 and 1998 (unaudited)	4
	Statement of Changes in Partners' Equity—for the nine months ended September 30, 1999 (unaudited)	5
	Statements of Cash Flows—for the nine months ended September 30, 1999 and 1998 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
Item 2A.	Qualitative and Quantitative Disclosures About Market Risk	18
PART II.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	19
Signature		20

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN INSURED MORTGAGE INVESTORS, L.P.—SERIES 88

BALANCE SHEETS

	September 30, 1999	December 31, 1998
	(Unaudited)
ASSETS
Investment in FHA-Insured Certificates and GNMA
Mortgage-Backed Securities, at fair value:
Acquired insured mortgages	$60,295,468	$67,018,830
Originated insured mortgages	11,943,404	32,531,218

	72,238,872	99,550,048
Investment in FHA-Insured Loans, at amortized cost, net of unamortized discount and premium:
Originated insured mortgages	5,688,032	5,721,754
Acquired insured mortgages	471,149	1,055,778

	6,159,181	6,777,532
Cash and cash equivalents	1,332,348	5,524,324
Investment in affiliate	1,250,860	1,266,971
Notes receivable from affiliates and due from affiliates	658,486	705,507
Receivables and other assets	2,445,735	2,639,242

Total assets	$84,085,482	$116,463,624

LIABILITIES AND PARTNERS' EQUITY
Distributions payable	$1,388,342	$1,943,679
Accounts payable and accrued expenses	98,572	77,729

Total liabilities	1,486,914	2,021,408

Partners' equity:
Limited partners' equity, 15,000,000 Units authorized, 8,802,091 Units issued and outstanding	87,949,581	118,004,167
General partner's deficit	(4,606,439)	(3,057,885)
Less: Repurchased Limited Partnership Units—50,000 Units	(618,750)	(618,750)
Accumulated other comprehensive income	(125,824)	114,684

Total partners' equity	82,598,568	114,442,216

Total liabilities and partners' equity	$84,085,482	$116,463,624

The accompanying notes are an integral part of these financial statements.

AMERICAN INSURED MORTGAGE INVESTORS, L.P.—SERIES 88

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	1999	1998	1999	1998
Income:
Mortgage investment income	$1,528,248	$2,265,780	$5,415,170	$7,514,554
Interest and other income	142,675	76,188	350,965	264,875

	1,670,923	2,341,968	5,766,135	7,779,429

Expenses:
Asset management fee to related parties	204,783	311,064	742,603	1,002,486
General and administrative	68,131	79,751	295,654	313,035

	272,914	390,815	1,038,257	1,315,521

Earnings before net gain on mortgage dispositions	1,398,009	1,951,153	4,727,878	6,463,908
Net gains on mortgage dispositions	—	223,293	876,559	659,242

Net earnings	$1,398,009	$2,174,446	$5,604,437	$7,123,150

Other comprehensive income	(359,859)	(2,326,973)	(240,508)	(600,905)

Comprehensive income(loss)	$1,038,150	$(152,527)	$5,363,929	$6,522,245

Net earnings allocated to:
Limited partners—95.1%	$1,329,507	$2,067,898	$5,329,820	$6,774,116
General Partner—4.9%	68,502	106,548	274,617	349,034

	$1,398,009	$2,174,446	$5,604,437	$7,123,150

Net earnings per Limited Partnership
Unit outstanding—Basic	$0.16	$0.24	$0.61	$0.77

The accompanying notes are an integral part of the financial statements.

AMERICAN INSURED MORTGAGE INVESTORS, L.P.—SERIES 88

STATEMENT OF CHANGES IN PARTNERS' EQUITY

For the nine months ended September 30, 1999

(Unaudited)

	Limited Partner	General Partner	Repurchased Limited Partnership Units	Accumulated Other Comprehensive Income	Total Partners' Equity
Balance, December 31, 1998	$118,004,167	$(3,057,885)	$(618,750)	$114,684	$114,442,216
Net Earnings	5,329,820	274,617	—	—	5,604,437
Adjustment to net unrealized gains on investments in insured mortgages	—	—	—	(240,508)	(240,508)
Distributions paid or accrued of $4.02 per Unit, including return of capital of $3.41 per Unit	(35,384,406)	(1,823,171)	—	—	(37,207,577)

Balance, September 30, 1999	$87,949,581	$(4,606,439)	$(618,750)	$(125,824)	$82,598,568

Limited Partnership Units outstanding—Basic, as of September 30, 1999		8,802,091

The accompanying notes are an integral part of these financial statements.

AMERICAN INSURED MORTGAGE INVESTORS, L.P.—SERIES 88

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended September 30,
	1999	1998
Cash flows from operating activities:
Net earnings	$5,604,437	$7,123,150
Adjustments to reconcile net earnings to net cash provided by operating activities
Net gains on mortgage dispositions	(876,559)	(659,242)
Changes in assets and liabilities:
Decrease in investment in affiliate and due from affiliates	63,132	85,107
Decrease in receivables and other assets	193,507	261,946
Increase in accounts payable and accrued expenses	20,843	25,729

Net cash provided by operating activities	5,005,360	6,836,690

Cash flows from investing activities:
Proceeds from disposition of mortgages	27,903,295	30,454,553
Receipt of principal from scheduled payments	662,283	1,664,022
Decrease in Due from HUD	—	59,914

Net cash provided by investing activities	28,565,578	32,178,489

Cash flows from financing activities:
Distributions paid to partners	(37,762,914)	(28,599,854)

Net cash used in financing activities	(37,762,914)	(28,599,854)

Net increase in cash and cash equivalents	(4,191,976)	10,415,325
Cash and cash equivalents, beginning of period	5,524,324	2,721,306

Cash and cash equivalents, end of period	$1,332,348	$13,136,631

The accompanying notes are an integral part
of these financial statements.

AMERICAN INSURED MORTGAGE INVESTORS L.P. SERIES 88

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATION

    American Insured Mortgage Investors L.P.—Series 88 (the "Partnership") was formed under the Uniform Limited Partnership Act of the State of Delaware on February 13, 1987. The Partnership's reinvestment period expired on December 31, 1996 and the Partnership Agreement states that the Partnership will terminate on December 31, 2021, unless previously terminated under the provisions of the Partnership Agreement.

    Effective September 6, 1991, CRIIMI Inc. (the general partner) succeeded the former general partners to become the sole General Partner of the Partnership. CRIIMI Inc. is a wholly owned subsidiary of CRIIMI MAE Inc. (CRIIMI MAE). The Unitholders (Unitholders) hold Units represented by Depository Receipts and are reflected as assignees of record of assigned limited partnership interest. "Units" are depository units, which represent the beneficial ownership interest of a Unitholder in the Partnership.

    AIM Acquisition Partners, L.P., (the Advisor) serves as the advisor to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation (AIM Acquisition) and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Broad, Inc. and CRI/ AIM Investment, L.P., an affiliate of CRIIMI MAE. Pursuant to the terms of certain amendments to the Partnership Agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions which affect the management and policies of the Partnership.

    The Partnership's investment in mortgages consists of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration (FHA) programs (FHA-Insured Certificates), mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities) and FHA-insured mortgage loans (FHA-Insured Loans and together with FHA-Insured Certificates and GNMA Mortgage-Backed Securities, referred to herein as Insured Mortgages). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans insured in whole or in part by the federal government, are non-recourse first liens on multifamily residential developments or retirement homes. As discussed in Note 3, certain of the FHA-Insured Certificates are secured by coinsured mortgages.

    On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed a voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). Such bankruptcy filings could result in certain adverse effects to the Partnership. For example, as a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner without prior approval from the bankruptcy court. Even though this restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership.

    On September 23, 1999, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Joint Plan of Reorganization with the Bankruptcy Court. The proposed disclosure statement in connection with solicitation of acceptances of the Joint Plan of Reorganization is to be filed with the Bankruptcy Court after November 15, 1999 for the District of Maryland, Southern Division, in Greenbelt, Maryland (the "Bankruptcy Court"). There can be no assurance at this time that the Joint Plan of Reorganization will be confirmed and consummated.

2. BASIS OF PRESENTATION

    In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 1999 and December 31, 1998 and the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998.

    These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1998.

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

3. INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED
SECURITIES

  A.
  Fully Insured Mortgage Investments

    Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Certificates and GNMA Mortgage-Backed Securities:

	September 30, 1999	December 31, 1998
Number of:
GNMA Mortgage-Backed Securities(1)	21	22
FHA-Insured Certificates	3	3
Amortized Cost	$60,777,726	$65,698,059
Face Value	60,805,848	65,930,408
Fair Value	60,295,468	67,018,830

(1)
In April 1999, the mortgage on Seven Springs Apartments was prepaid. The Partnership received net proceeds of approximately $4.9 million and recognized a gain of approximately $436,000. A distribution of approximately $0.53 per Unit related to the prepayment of this mortgage was declared in May and was paid to Unitholders in August 1999.

    As of November 1, 1999, all fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities were current with respect to the payment of principal and interest.

    In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of September 30, 1999, the Partnership had received approximately $10.2 million on this assignment including partial repayment of the outstanding principal and accrued interest. The remainder of the proceeds due, approximately $1.65 million is included in Receivables and Other Assets. HUD has disallowed approximately $1.65 million of the assignment claim. The General Partner retained counsel in this matter and is actively pursuing litigation against the loan servicer, Greystone Servicing Contract, Inc. ("Greystone"), for the amount disallowed by HUD. On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone in the Circuit Court of Fauquier County, Virginia. The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396, the amount disallowed by HUD, plus interest, attorneys' fees and costs. In the Motion for Judgement, the General Partner alleges as follows. Pursuant to a mortgage servicing contract, the Participation and Servicing Agreement ("PSA"), Greystone was obligated to ensure that the requirements for preserving HUD insurance on the loan was satisfied. Specifically, the PSA required Greystone to prepare a written notice of default in the event the borrower defaulted on the mortgage loan repayment obligation and to file notice of such default with HUD within thirty (30) days after an uncured borrower's cure period. Due to Greystone's failure to timely file a notice of default with HUD, HUD applied a surcharge of $1,653,396.06 to the insurance proceeds due AIM 88, as permitted pursuant to the FHA Insurance Contract. A hearing for Summary Judgement on this case is currently scheduled for December 1999. Pending the outcome of the Summary Judgement hearing, a trial date may be scheduled for mid-2000. The Partnership believes that the allowance for loan losses of $375,000 as of September 30, 1999, is sufficient to provide for amounts that may not be recovered from the servicer.

  B.
  Coinsured FHA-Insured Certificates

    As of September 30, 1999 and December 31, 1998, the Partnership held investments in two and three FHA-Insured Certificates secured by coinsured mortgages, respectively. One of these coinsured mortgage investments, the mortgage on St. Charles Place—Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of September 30, 1999 and December 31, 1998, the remaining one and two FHA-Insured Certificate(s), respectively, are coinsured by Integrated Funding, Inc. (IFI), an affiliate of the Partnership.

  1.
  Coinsured by third party

    As of September 30, 1999, the originated coinsured mortgage St. Charles Place—Phase II, which is coinsured by Patrician, was delinquent with respect to principal and interest. The following is a discussion with respect to this mortgage investment.

	September 30, 1999			December 31, 1998
	Amortized Cost	Face Value	Fair Value	Amortized Cost	Face Value	Fair Value
St. Charles Place—Phase II(1)	$3,710,287	$3,710,287	$3,391,610	$3,710,287	$3,710,287	$3,422,177

(1)
These amounts represent the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by American Insured Mortgage Investors L.P.—Series 86, an affiliate of the Partnership. As the result of bankruptcy proceedings that have been ongoing since 1992, the property was acquired and vested with Patrician in November 1998. Patrician proceeded to sell the property on October 12, 1999. Prior to the sale, the mortgagor had made payments of principal and interest due on the mortgage through November 1995 to the Partnership. The Partnership expects to receive 55% of the sale proceeds by the end of November. Patrician intends to submit a coinsurance claim for insurance benefits to HUD for remaining amounts due, including past due interest. The Partnership does not expect to recognize a loss related to this disposition, as it expects to recover all amounts due from HUD and Patrician.

2.
Coinsured by affiliate

    As of September 30, 1999 and December 31, 1998, the Partnership held investments in one and two FHA-Insured Certificate(s) secured by coinsured mortgages, respectively, where the coinsurance lender is Integrated Funding Inc. (IFI), an affiliate of the Partnership.

    As of November 1, 1999, the IFI coinsured mortgage, as shown in the table below, was current with respect to the payment of principal and interest.

	September 30, 1999			December 31, 1998
	Amortized Cost	Face Value	Fair Value	Amortized Cost	Face Value	Fair Value
Summerwind Apts.—Phase II	$7,876,682	$9,251,205	$8,551,794	$7,913,874	$9,307,962	$8,638,778
The Breakers at Golf Mill(1)	—	—	—	22,113,145	22,113,146	20,470,263

	$7,876,682	$9,251,205	$8,551,794	$30,027,019	$31,421,108	$29,109,041

(1)
In May 1999, the mortgage on The Breakers at Golf Mill was prepaid. The Partnership received net proceeds of approximately $22.5 million and recognized a gain of approximately $441,000. A distribution of approximately $2.43 per Unit related to this mortgage prepayment was declared in June 1999 and was paid to Unitholders in August 1999.

4. INVESTMENT IN FHA-INSURED LOANS

    Listed below is the Partnership's aggregate investment in fully insured originated FHA-Insured Loans as of September 30, 1999 and December 31, 1998:

	September 30, 1999	December 31, 1998
Number of Mortgages	1	1
Amortized Cost	$5,688,032	$5,721,754
Face Value	5,688,032	5,721,754
Fair Value	5,371,711	5,725,377

    Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Loans as of September 30, 1999 and December 31, 1998:

	September 30, 1999	December 31, 1998
Number of Mortgages(1)	1	2
Amortized Cost	$471,149	$1,055,778
Face Value	470,478	1,053,273
Fair Value	473,769	1,061,917

(1)
In May 1999, the mortgage on Kon Tiki Apartments was prepaid. The Partnership received net proceeds of approximately $554,000 and recognized a loss of approximately $400. A distribution of approximately $0.06 per Unit related to this mortgage prepayment was declared in June 1999 and was paid to Unitholders in August 1999.

    As of November 1, 1999, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

    In addition to base interest payments from fully insured FHA-Insured Loans, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). Two of the originated FHA-Insured Loans contained Participations. During the three and nine months ended September 30, 1999 and 1998, the Partnership received additional interest of $0 and $69,820, respectively, from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

5. DISTRIBUTIONS TO UNITHOLDERS

    The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 1999 and 1998 are as follows:

	1999		1998
Quarter ended March 31,	$0.61	(1)	$1.21	(3)
Quarter ended June 30,	$3.26	(2)	$1.50	(4)
Quarter ended September 30,	$0.15		$1.42	(5)

	$4.02		$4.13

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

(5)
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

6. TRANSACTIONS WITH RELATED PARTIES

    The General Partner and certain affiliated entities, during the three and nine months ended September 30, 1999 and 1998, have earned or received compensation or payments for services from the Partnership as follows:

COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

		For the three months ended September 30,		For the nine months ended September 30,
Name of Recipient	Capacity in Which Served/Item
		1999	1998	1999	1998
CRIIMI, Inc.	General Partner/ Distribution	$68,029	$644,006	$1,823,171	$1,873,059
AIM Acquisition Partners, L.P.(1)	Advisor/Asset Management Fee	204,783	311,064	742,603	1,002,486
CRIIMI MAE Management, Inc.	Affiliate of General Partner/Expense Reimbursement	11,760	13,777	26,592	48,752

(1)
The Advisor, pursuant to the Partnership Agreement, effective October 1, 1991, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CRIIMI MAE Services Limited Partnership (CMSLP), the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $60,351 and $218,857 for the three and nine months ended September 30, 1999, respectively, and $91,677 and $295,455 for the three and nine months ended September 30, 1998, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE Inc., which filed for protection under chapter 11 of the Bankruptcy Code.

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

PART 1.  FINANCIAL INFORMATION

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

    On September 23, 1999, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Joint Plan of Reorganization with the Bankruptcy Court. The proposed disclosure statement in connection with solicitation of acceptances of the Joint Plan of Reorganization is to be filed with the Bankruptcy Court after November 15, 1999 for the district of Maryland Southern Division, in Greenbelt, Maryland (the "Bankruptcy Court"). There can be no assurance at this time that the Joint Plan of Reorganization will be confirmed and consummated.

Forward-Looking Statements

    In accordance with the Private Securities Litigation Reform Act of 1995, the Partnership can obtain a "Safe Harbor" for forward-looking statements by identifying those statements and by accompanying those statements with cautionary statements which identify factors that could cause actual results to differ from those in the forward-looking statements. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. The Partnership's actual results may differ materially from those contained in the forward-looking statements identified above. Factors which may cause such a difference to occur include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages.

Year 2000

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

    The General Partner has substantially completed the Year 2000 testing and remediation of its IT systems, which include software systems to administer and manage mortgage assets and for internal accounting purposes. A majority of the IT systems used by the Partnership are licensed from third parties. These third parties have either provided upgrades to existing systems or have indicated that their systems are Year 2000 compliant. The General Partner has applied upgrades and has substantially completed compliance testing and remediation as of November 1, 1999. There can be no assurance, however, that all of the Partnership's IT systems will be Year 2000 compliant by December 31, 1999.

    The Year 2000 issue may also affect the Partnership's date-sensitive embedded technology, which controls systems such as the telecommunications systems, security systems, etc. The failure of any such systems to be Year 2000 compliant could be material to the Partnership. The General Partner does not currently believe that it has any significant exposure for failure of any such systems to be Year 2000 compliant, or that the cost to modify or replace such technology to make it Year 2000 compliant will be material. The failure of any such systems to be Year 2000 compliant could be material to the Partnership.

    The potential impact of the Year 2000 issue depends not only on the corrective measures the General Partner has undertaken and will undertake, but also on the ways in which the Year 2000 issue is addressed by third parties with whom the Partnership directly interfaces or whose financial condition or operations are important to the Partnership including government agencies, financial institutions, creditors, borrowers and others involved in the Insured Mortgage industry. The Partnership has initiated communications with third parties with which it directly interfaces to evaluate the risk of their failure to be Year 2000 compliant and the extent to which the Partnership may be vulnerable to such failure. There can be no assurance that the systems of these third parties will be Year 2000 compliant by December 31, 1999. The failure of these third parties to be Year 2000 compliant could have a material adverse effect on the operations of the Partnership.

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

    The Partnership believes that its greatest internal exposure to the Year 2000 issue involves the loan servicing operations of an affiliate of the Partnership, which rely on computers to process and manage loans. CRIIMI MAE Services Limited Partnership (CMSLP) currently services approximately 26% of the total mortgage investments in the AIM Funds. CMSLP has applied a vendor upgrade and has completed compliance testing on the upgrade. The General Partner believes that the results of such testing indicate that this risk has been substantially mitigated. However, any failure of these systems to be Year 2000 compliant could have a material adverse effect on the servicing of the Partnership's mortgage investment in the AIM Funds.

    Currently the General Partner estimates the cost of system upgrades purely related to Year 2000 issues to be immaterial.

    The General Partner has substantially completed its organizational compliance testing and remediation, and it has drafted initial contingency plans in case the Partnership or third parties fail to be Year 2000 compliant. The General Partner intends to complete contingency plans for the Year 2000 issue in late 1999. Due to the inability to predict all of the potential problems that may arise from the Year 2000 issue, there can be no assurance that all contingencies will be adequately addressed by such plans.

General

    As of September 30, 1999, the Partnership had invested in 28 Insured Mortgages with an aggregate amortized cost of approximately $79 million, a face value of approximately $80 million and a fair value of approximately $78 million.

    As of November 1, 1999, all of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans were current with respect to the payment of principal and interest except for the coinsured mortgage on St. Charles Place—Phase II which has made payments through November 1995.

    The Partnership holds a 55% ownership interest in St. Charles Place—Phase II. The remaining 45% ownership interest is held by American Insured Mortgage Investors L.P.—Series 86, an affiliate of the Partnership. As the result of bankruptcy proceedings that have been ongoing since 1992, the property was acquired and vested with Patrician in November 1998. Patrician proceeded to sell the property on October 12, 1999. Prior to the sale, the mortgagor had made payments of principal and interest due on the mortgage through November 1995 to the Partnership. The Partnership expects to receive 55% of the sale proceeds by the end of November. Patrician intends to submit a coinsurance claim for insurance benefits to HUD for remaining amounts due, including past due interest. The Partnership does not expect to recognize a loss related to this disposition, as it expects to recover all amounts due from HUD and Patrician.

    In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with the Department of Housing and Urban Development (HUD). The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of September 30, 1999, the Partnership had received approximately $10.2 million on this assignment including partial repayment of the outstanding principal and accrued interest. The remainder of the proceeds due, approximately $1.65 million is included in Receivables and Other Assets. HUD has disallowed approximately $1.65 million of the assignment claim. The General Partner retained counsel in this matter and is actively pursuing litigation against the loan servicer, Greystone Servicing Contract, Inc. ("Greystone"), for the amount disallowed by HUD. On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone in the Circuit Court of Fauquier County, Virginia. The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396, the amount disallowed by HUD, plus interest, attorneys' fees and costs. In the Motion for Judgement, the General Partner alleges as follows. Pursuant to a mortgage servicing contract, the Participation and Servicing Agreement ("PSA"), Greystone was obligated to ensure that the requirements for preserving HUD insurance on the loan was satisfied. Specifically, the PSA required Greystone to prepare a written notice of default in the event the borrower defaulted on the mortgage loan repayment obligation and to file notice of such default with HUD within thirty (30) days after an uncured borrower's cure period. Due to Greystone's failure to timely file a notice of default with HUD, HUD applied a surcharge of $1,653,396.06 to the insurance proceeds due AIM 88, as permitted pursuant to the FHA Insurance Contract. A hearing for Summary Judgement on this case is currently scheduled for December 1999. Pending the outcome of the Summary Judgement hearing, a trial date may be scheduled for mid-2000. The Partnership believes that the allowance for loan losses of $375,000 as of September 30, 1999, is sufficient to provide for amounts that may not be recovered from the servicer.

Results of Operations

    Net earnings decreased for the three months ended September 30, 1999, as compared to the corresponding period in 1998, primarily due to a decrease in mortgage investment income and net gains on mortgage dispositions. Net earnings decreased for the nine months ended September 30, 1999, as compared to the corresponding period in 1998, primarily due to a decrease in mortgage investment income, partially offset by an increase in net gains on mortgage dispositions.

    Mortgage investment income decreased for the three and nine months ended September 30, 1999, as compared to the corresponding periods in 1998, primarily due to a reduction in the mortgage base from mortgage dispositions. For the nine months ended September 30, 1999, the mortgages on Seven Springs Apartments, Kon Tiki Apartments and The Breakers at Golf Mill were prepaid. For the nine months ended September 30, 1998, the mortgages on Northpoint Apartments, Arbor Village, Olmstead Park Apartments and Waters Edge II were prepaid.

    Interest and other income increased for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998 primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

    Asset management fees to related parties decreased for the three and nine months ended September 30, 1999, as compared to the corresponding period in 1998, due to the reduction in the mortgage base.

    General and administrative expenses decreased slightly for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. This decrease was primarily the result of the write off of certain loss accruals associated with the final disposition of the coinsurance claim on the mortgage on Hazeltine Shores during the nine months ended September 30, 1998. The decrease was offset by legal expenses related to the mortgage on Water's Edge of New Jersey, as discussed previously.

    Net gains on mortgage dispositions increased for the nine months ended September 30, 1999, as compared to the corresponding period in 1998. During the first nine months of 1999, net gains of approximately $877,000 were recognized on the disposition of three mortgages. During the corresponding period in 1998, net gains of approximately $659,000 were recognized on the disposition of four mortgages. Net gains on mortgage dispositions decreased for the three months ended September 30, 1999, as compared to the corresponding period in 1998. During the three months ended September 30, 1999, there were no mortgage dispositions, as compared to the same period in 1998, during which a gain of approximately $223,000 was recognized on the disposition of one mortgage.

Liquidity and Capital Resources

    The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments are the Partnership's principal sources of cash flows, and were sufficient during the first nine months of 1999 to meet operating requirements.

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

    Net cash provided by operating activities decreased for the nine months ended September 30, 1999, as compared to the corresponding period in 1998, primarily due to the decrease in net earnings before mortgage dispositions as it relates to the reduction in the mortgage base.

    Net cash provided by investing activities decreased for the nine months ended September 30, 1999 as compared to the corresponding period in 1998 primarily due to a decrease in disposition proceeds from the prepayment of the aforementioned mortgages and a decrease in scheduled principal payments due to mortgage dispositions and the normal amortization of the mortgage base.

    Net cash used in financing activities increased for the nine months ended September 30, 1999, as compared to the corresponding period in 1998 due to an increase in the amount of distributions paid to partners during the first nine months of 1999 as compared to the same period in 1998.

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

    On September 23, 1999, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Joint Plan of Reorganization with the Bankruptcy Court. The proposed disclosure statement in connection with solicitation of acceptances of the Joint Plan of Reorganization is to be filed with the Bankruptcy Court after November 15, 1999 for the district of Maryland Southern Division, in Greenbelt, Maryland (the "Bankruptcy Court"). There can be no assurance at this time that the Joint Plan of Reorganization will be confirmed and consummated.

ITEM 2A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

    The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of the Partnership's assets.

    Management has determined that there has not been a material change as of September 30, 1999, in market risk from December 31, 1998 as reported in the Partnership's Annual Report Form 10-K for the year ended December 31, 1998.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 1999.

    The exhibits filed as part of this report are listed below:

Exhibit No.	Description
27	Financial Data Schedule

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN INSURED MORTGAGE INVESTORS L.P.—SERIES 88 (Registrant)
	By:	CRIIMI, Inc. General Partner
/s/ November 3, 1999		/s/

Date		Cynthia O. Azzara Principal Financial and Accounting Officer

QuickLinks

PART 1. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURE