Form 10-K
period 1999-12-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 2000-03-30
CIK 811437

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


   For the fiscal year ended December 31, 1999 Commission file number 1-12724

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
             (Exact name of registrant as specified in its charter)

Delaware                                                        13-3398206
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                               Identification No.)

                              11200 Rockville Pike
                            Rockville, Maryland 20852
                                 (301) 816-2300
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)


           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
    Title of each class                                    which registered
    -------------------                                 ------------------------
Depositary Units of Limited                              American Stock Exchange
     Partnership Interest

           Securities registered pursuant to Section 12(g) of the Act:

                                      None.
                         ------------------------------

     Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 17, 2000, 8,802,091 depositary units of limited partnership interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $60,509,261.

                       Documents incorporated by Reference

                                      None

--------------------------------------------------------------------------------

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                         1999 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                     PART I
                                     ------
                                                                                                       Page
                                                                                                       ----
Item 1.           Business.......................................................................        4
Item 2.           Properties.....................................................................        5
Item 3.           Legal Proceedings..............................................................        5
Item 4.           Submission of Matters to a Vote of Security Holders............................        5


                                   PART II
                                   -------

Item 5.           Market for Registrant's Securities and Related Security Holder Matters.........        5
Item 6.           Selected Financial Data........................................................        6
Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                     of Operations...............................................................        7
Item 7A.          Qualitative and Quantitative Disclosures About Market Risk.....................       13
Item 8.           Financial Statements and Supplementary Data....................................       14
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure........................................................       14


                                 PART III
                                 --------

Item 10.          Directors and Executive Officers of the Registrant.............................       14
Item 11.          Executive Compensation.........................................................       16
Item 12.          Security Ownership of Certain Beneficial Owners and Management.................       16
Item 13.          Certain Relationships and Related Transactions.................................       16


                                   PART IV
                                   -------

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................       17

Signatures        ...............................................................................       19

                                     PART I

ITEM 1.           BUSINESS

FORWARD-LOOKING STATEMENTS. When used in this Annual Report on Form 10-K, the words "believes," "anticipates," "expects," "contemplates," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Development and Description of Business
---------------------------------------

     Information concerning the business of American Insured Mortgage Investors L.P.-Series 88 (the "Partnership") is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 5, 6 and 7 of the Notes to Financial Statements of the Partnership (filed in response to Item 8 hereof), all of which are incorporated by reference herein. See also Schedule IV-Mortgage Loans on Real Estate, for the table of the Insured Mortgages (as defined below), invested in by the Partnership as of December 31, 1999, which is hereby incorporated herein by reference.

Employees
---------

     The Partnership has no employees. The business of the Partnership is managed by CRIIMI, Inc. (the "General Partner"), while its portfolio of mortgages is managed by AIM Acquisition Partners, L.P. (the "Advisor") pursuant to an advisory agreement (the "Advisory Agreement"). The General Partner is a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE").

     The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. and (successor to Broad, Inc.)CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CRIIMI MAE Services, Inc., an affiliate of CRIIMI MAE.

Competition
-----------

     In disposing of mortgage investments, the Partnership competes with private investors, mortgage banking companies, mortgage brokers, state and local government agencies, lending institutions, trust funds, pension funds, and other entities, some with similar objectives to those of the Partnership and some of which are or may be affiliates of the Partnership, its General Partner, the Advisor, CMSLP or their respective affiliates. Some of these entities may have substantially greater capital resources and experience in disposing of Federal Housing Administration ("FHA") insured mortgages than the Partnership.

     CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, REITS or other entities in the future. The Partnership may attempt to dispose of mortgage investments at or about the same time that CRIIMI MAE, one or more of the other "AIM Funds" [defined as the Partnership, American Insured Mortgage Investors ("AIM 84"), American Insured Mortgage Investors - Series 85, L.P. ("AIM 85") and American Insured Mortgage Investors L.P. - Series 86 ("AIM 86")], and/or other entities sponsored or managed by CRIIMI MAE, or its affiliates, are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CMSLP and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CMSLP and the General Partner, however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.


ITEM 2.           PROPERTIES

     Although the Partnership does not own the underlying real estate, the mortgages underlying the Partnership's mortgage investments are non-recourse first liens on the respective multifamily residential developments.


ITEM 3.           LEGAL PROCEEDINGS

     Reference is made to Note 5 of the Notes to Financial Statements on pages 38 through 40.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 1999.


                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY
                     HOLDER MATTERS

Principal Market and Market Price for Units and Distributions

     The Units are traded on the American Stock Exchange ("AMEX") with a trading symbol of "AIK." The high and low trade prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 1999 and 1998 were as follows:

                                                   1999                         Amount of
                                                                              Distribution
Quarter Ended                             High             Low                  Per Unit
-------------                             ----             ---                  ----------
March 31,                                $11 7/16          $10 9/16           $      0.61 (1)
June 30,                                  11 5/8            10 1/2                   3.26 (2)(3)(4)
September 30,                             11                 7 3/8                   0.15
December 31,                               7 15/16           6 1/4                   1.04 (5)(6)(7)
                                                                              -----------
                                                                              $      5.06
                                                                              ===========


                                                   1998                        Amount of
                                                                              Distribution
   Quarter Ended                          High              Low                Per Unit
   -------------                          ----              ---               -----------
   March 31,                             $14 1/4           $13 5/16           $      1.21 (8)(9)
   June 30,                               14               12 1/2                    1.50 (10)(11)
   September 30,                          13 1/4           11 7/8                    1.42 (12)
   December 31,                           12 5/8           10 11/16                  0.21
                                                                              -----------
                                                                              $      4.34
                                                                              ===========

     The following disposition proceeds are included in the distributions listed above:

                                                                                                  Net
                                                                         Type of               Distibution
                   Complex Name                                        Disposition              Per Unit
                   ------------                                        -----------              --------
         (1)       Olde Mill Apartments                                Prepayment                 $ 0.37
         (2)       Seven Springs Apartments                            Prepayment                   0.53
         (3)       Kon Tiki Apartments                                 Prepayment                   0.06
         (4)       The Breakers Golf Mill                              Prepayment                   2.43
         (5)       Oak Grove Apartments                                Prepayment                   0.06
         (6)       Heather Ridge Apartments                            Prepayment                   0.49
         (7)       St. Charles Place - Phase II                        Sale                         0.32
         (8)       Northpoint Apartments                               Prepayment                   0.19
         (9)       Olmstead Apartments                                 Prepayment                   0.73
         (10)      Olde Mill Apartments                                Curtailment                  0.08
         (11)      Arbor Village                                       Prepayment                   1.18
         (12)      Water's Edge II Apartments                          Prepayment                   1.19

     There are no material legal restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the partnership agreement.

                                                            Approximate Number
                                                              of Unitholders
Title of Class                                           as of December 31, 1999
--------------                                           -----------------------

Depositary Units of Limited                                       6,700
       Partnership Interest


ITEM 6.           SELECTED FINANCIAL DATA
                  (Dollars in thousands, except per Unit amounts)

                                                       For the Years Ended December 31,

                                           1999         1998         1997         1996          1995
                                        ----------   ----------   ----------    ---------    ----------

Income                                  $    7,294   $    9,998   $   12,167    $  12,465    $   13,236

Net gains (losses) on mortgage
  dispositions                               1,072          756         (354)        (378)        2,452
Net earnings                                 7,053        9,179       10,097       10,293        13,795

Composition of distributions per Limited
  Partnership Unit(1)(2):
    Net earnings - Basic                $     0.76   $     0.99   $     1.09    $    1.11    $     1.49
    Return of capital                         4.30         3.35         1.44         0.11          0.17
Total                                   $     5.06   $     4.34   $     2.53    $    1.22    $     1.66


                                                       For the Years Ended December 31,

                                           1999         1998         1997          1996          1995
                                        ----------   ----------   ----------    ----------    ----------
Total assets                            $   83,455   $  116,464   $  150,616    $  159,554    $  161,927

Partners' equity                        $   73,702   $  114,442   $  146,977    $  156,644    $  158,806

(1)  Calculated based upon the weighted average number of Units outstanding. See
     Note 2 to Notes to Financial Statements of the Partnership.

(2) Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 1999, 1998, 1997, 1996 and 1995, which were paid subsequent to year end. See Notes 7 and 8 to Notes to Financial
     Statements of the Partnership contained in Item 9, "Financial Statements and Supplementary Data."


     The selected income data presented above for the years ended December 31, 1999, 1998 and 1997, and the balance sheet data as of December 31, 1999 and 1998, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The income data for the years ended December 31, 1996 and 1995 and the balance sheet data as of December 31, 1997, 1996 and 1995 are derived from audited financial statements not included in this Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following discussion and analysis contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in Item 1 of this Form 10-K that could cause actual results to differ materially.

     The American Insured Mortgage Investors, L.P. - Series 88 (the "Partnership") was formed under the Uniform Limited Partnership Act of the State of Delaware on February 13, 1987. During the period from October 2, 1987 (the initial closing date of the Partnership's public offering) through March 10, 1989 (the termination date of the offering), the Partnership, pursuant to its public offering of Units, raised a total of $177,039,320 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 units of limited partnership interest in exchange therefor.

     CRIIMI, Inc. (the "General Partner") holds a partnership interest of 4.9% and is a wholly-owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"). AIM
Acquisition Partners, L.P. (the "Advisor") serves as the advisor to the Partnership pursuant to an advisory agreement (the "Advisory Agreement").

     The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.)and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and the Goldman Sachs Group, L.P.

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CRIIMI MAE Services, Inc., an affiliate of CRIIMI MAE.

Year 2000
---------

     During the transition from 1999 to 2000, the Partnership did not experience any significant problems or errors in its information technology ("IT") systems or date-sensitive embedded technology that controls certain systems. Based on operations since January 1, 2000, the Partnership does not expect any significant impact to its business, operations, or financial condition as a result of the Year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. The Partnership is not aware of any significant Year 2000 problems affecting third parties with which the Partnership interfaces directly or indirectly.

Mortgage Investments
--------------------

     Prior to the expiration of the Partnership's reinvestment period in December 1996, the Partnership was engaged in the business of originating mortgage loans ("Originated Insured Mortgages") and acquiring mortgage loans ("Acquired Insured Mortgages", and together with "Originated Insured Mortgages", referred to herein as "Insured Mortgages"). In accordance with the terms of the partnership agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured or guaranteed, in whole or in part, by the Federal Housing Administration ("FHA") under section 221(d)(4) or section 231 of the National Housing Act of 1937, as amended (the "National Housing Act"). The Partnership is a liquidating partnership and as it continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base. The partnership agreement states that the Partnership will terminate on December 31, 2021, unless previously terminated under the provisions of the partnership agreement.

     As of December 31, 1999, the Partnership had invested in 25 Insured Mortgages with aggregate amortized cost, face value and fair value of approximately $70 million, $71 million and $68 million, respectively, as discussed below.

Investment in Insured Mortgages
-------------------------------

     The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to FHA programs ("FHA-Insured Certificates"), mortgage-backed securities guaranteed by GNMA ("GNMA Mortgage-Backed Securities") and FHA-insured mortgage loans ("FHA-Insured Loans"). The mortgages underlying the FHA-Insured Certificates, the GNMA Mortgage-Backed Securities and the FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

     Payments of principal and interest on FHA-Insured Certificates and FHA-Insured Loans are insured by the United States Department of Housing and Urban Development ("HUD") pursuant to Title 2 of the National Housing Act. Payments of principal and interest on GNMA Mortgage-Backed Securities are guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

     The following is a discussion of the Partnership's insured mortgage investments, along with the risks related to each type of investment:

Fully Insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities
--------------------------------------------------------------------------

     Listed below is the Partnership's aggregate investment in Fully Insured Mortgages as of December 31, 1999 and 1998:

                                                                           December 31,
                                                                   1999                     1998
                                                               ------------             ------------
Number of:
 GNMA Mortgage-Backed Securities (1)(2)(3)                               20                       22
  FHA-Insured Certificates (1)(4)                                         2                        3
Amortized Cost                                                 $ 55,763,736             $ 65,698,059
Face Value                                                       55,736,170               65,930,408
Fair Value                                                       54,329,225               67,018,830

(1) As of March 6, 2000, all of the Partnership's fully insured mortgage investments are current with respect to payment of principal and interest.

(2) In April 1999, the mortgage on Seven Springs Apartments was prepaid. The Partnership received net proceeds of approximately $4.9 million and recognized a gain of approximately $436,000 for the year ended December 31, 1999. A distribution of approximately $0.53 per Unit related to the prepayment of this mortgage was declared in May and was paid to Unitholders in August 1999.

(3) In October 1999, the mortgage on Oak Grove Apartments was prepaid. The Partnership received net proceeds of approximately $580,000 and recognized a gain of approximately $32,000 for the year ended December 31, 1999. A distribution of $0.06 per Unit related to this prepayment was declared in November 1999 and paid to Unitholders in February 2000.

(4) In November 1999, the mortgage on Heather Ridge Apartments was prepaid. The Partnership received net proceeds of approximately $4.5 million and recognized a gain of approximately $164,000 for the year ended December 31, 1999. A distribution of $0.49 per Unit related to this prepayment was declared in November 1999 and paid to Unitholders in February 2000.



     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with HUD. The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of December 31, 1999, the Partnership had received approximately $10.2 million on the assignment proceeds, including partial repayment of the outstanding principal and accrued interest. HUD has disallowed approximately $1.65 million of the assignment claim, which is included in Receivables and Other Assets. The General Partner retained counsel in this matter and is actively pursuing litigation against the loan servicer, Greystone Servicing Corporation, Inc. ("Greystone"), for the amount disallowed by HUD. On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone in the Circuit Court of Fauquier County, Virginia. The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396, the amount disallowed by HUD, plus interest, attorneys' fees and costs. In the Motion for Judgement, the General Partner alleges as follows. Pursuant to a mortgage servicing contract, the Participation and Servicing Agreement ("PSA"), Greystone was obligated to ensure that the requirements for preserving HUD insurance on the loan was satisfied. Specifically, the PSA required Greystone to prepare a written notice of default in the event the borrower defaulted on the mortgage loan repayment obligation and to file notice of such default with HUD within thirty (30) days after an uncured borrower's cure period. Due to Greystone's failure to timely file a notice of default with HUD, HUD applied a surcharge of $1,653,396 to the insurance proceeds due AIM 88, as permitted pursuant to the FHA Insurance Contract. On February 28, 2000, American Insured Mortgage Investors, L.P.- Series 88 and Greystone Servicing Corporation, Inc. presented oral arguments for summary judgement before the Court in this matter and the Court has taken those Motions under advisement. A trial date has been set for the end of July, 2000 and a ruling on these Motions may be issued at any time. The Partnership believes that the allowance for loan losses of $375,000 as of December 31, 1999, is sufficient to provide for amounts that may not be recovered from the servicer.

Coinsured Mortgages
-------------------

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

     As of December 31, 1999 and 1998, the Partnership held investments in one and three coinsured FHA-Insured Certificates secured by coinsured mortgages, respectively. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company ("Patrician"), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of December 31, 1999, the remaining FHA-Insured Certificates was coinsured by Integrated Funding, Inc. ("IFI"), an affiliate of the Partnership, and is discussed below.

Coinsured by affiliate
----------------------

     As of December 31, 1999 and 1998, the Partnership held investments in one and two coinsured FHA-Insured Certificates secured by coinsured mortgages, respectively, where the coinsurance lender is IFI. These investments were made on behalf of the Partnership by the former managing general partner. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss on these mortgage investments.


                                           December 31, 1999                              December 31, 1998
                                           -----------------                              -----------------
                               Amortized         Face          Fair            Amortized         Face          Fair
                                 Cost            Value       Mkt. Value          Cost            Value       Mkt. Value
                               -----------    -----------    -----------       -----------    -----------    -----------
Summerwind Apts. - Phase
II(1)(3)                       $ 7,863,659    $ 9,231,460    $ 8,452,851       $ 7,913,874    $ 9,307,962    $ 8,638,778
The Breakers at Golf
Mill(2)(3)                              --             --            --         22,113,145     22,113,146     20,470,263
                               -----------    -----------    -----------        ----------     ----------     ----------
                               $ 7,863,659    $ 9,231,460    $ 8,452,851       $30,027,019    $31,421,108    $29,109,041
                               ===========    ===========    ===========       ===========    ===========    ===========


(1) As of March 6, 2000, the mortgagor was current with respect to payment of principal and interest on this mortgage.

(2) In May 1999, the mortgage on The Breakers at Golf Mill was prepaid. The Partnership received net proceeds of approximately $22.5 million and recognized a gain of approximately $441,000 for the year ended December 31, 1999. A distribution of approximately $2.43 per Unit related to the prepayment of this mortgage was declared in June 1999 and was paid to Unitholders in August 1999.

(3) There were no loan losses recognized for the years ended 1999 and 1998. The cumulative loan losses recognized in prior years were $980,000 for The Breakers at Golf Mill, and $1,511,743 for Summerwind Apartments - Phase II.

Coinsured by third party
------------------------

     Listed  below  is  the  Originated   Insured   Mortgage   coinsured  by  an
unaffiliated third party coinsurance lender, The Patrician Mortgage Company ("Patrician"), under the HUD coinsurance program.

                                                       December 31,
                                               1999                     1998
                                           ------------             ------------
Amortized Cost                             $         --             $  3,710,287
Face Value                                           --                3,710,287
Fair Value                                           --                3,422,177

     On October 14, 1993, Patrician filed a foreclosure action on the property underlying this coinsured mortgage, St. Charles Place-Phase II. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U.S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $3 million. Prior to the sale, the mortgagor had made payments of principal and interest due on the mortgage through November 1995 to the Partnership. The remaining balance due, including accrued interest, as of December 31, 1999, is approximately $2 million. The amount of the Partnership's investment in this mortgage represents the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by AIM 86, an affiliate of the Partnership. A distribution of approximately $0.32 per Unit related to the sale was declared in November 1999 and was paid to Unitholders in February 2000. The Partnership does not expect to recognize a loss related to this disposition, as it expects to recover all amounts due from Patrician.

     The General Partner intends to continue to oversee the Partnership's interest in this liability to ensure that Patrician meets its coinsurance obligations. However, the General Partner does not believe that there would be a material adverse impact on the Partnership's financial condition or its results of operations should Patrician be unable to comply with its full coinsurance obligation.

FHA-Insured Loans
-----------------

     Listed below is the Partnership's aggregate investment in fully insured Originated Insured Mortgages as of December 31, 1999 and 1998:

                                                        December 31,
                                                1999                     1998
                                            -----------              -----------
Number of Mortgages (1)                               1                        1
Amortized Cost                              $ 5,676,336              $ 5,721,754
Face Value                                    5,676,336                5,721,754
Fair Value                                    5,169,038                5,725,377


(1) As of March 6, 2000, the Partnership's fully insured originated Insured Loan was current with respect to the payment of principal and interest.

     Listed below is the Partnership's aggregate investment in fully insured Acquired Insured Mortgages as of December 31, 1999 and 1998:

                                                         December 31,
                                                1999                     1998
                                             ----------               ----------
Number of Mortgages (1)(2)                            1                        2
Amortized Cost                               $  461,081               $1,055,778
Face Value                                      460,441                1,053,273
Fair Value                                      459,177                1,061,917

(1) As of March 6, 2000, the Partnership's fully insured Acquired Insured Loan was current with respect to the payment of principal and interest.

(2) In May 1999, the mortgage on Kon Tiki Apartments was prepaid. The Partnership received net proceeds of approximately $554,000 and recognized a loss of approximately $400 for the year ended December 31, 1999. A distribution of approximately $0.06 per Unit related to the prepayment of this mortgage was declared in June 1999 and was paid to Unitholders in August 1999.

     In addition to base interest payments from FHA-Insured Loans, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as "Participations"). During the years ended December 31, 1999, 1998 and 1997, the Partnership received additional interest of $0, $69,820 and $134,769, respectively, from the FHA-Insured Loans through these Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

Results of Operations
---------------------

1999 versus 1998
----------------

     Net earnings decreased for 1999 as compared to 1998, primarily due to a decrease in mortgage investment income caused by the reduction in the mortgage asset base. This decrease was partially offset by an increase in net gains on mortgage dispositions.

     Mortgage investment income decreased for 1999 as compared to 1998. This decrease was primarily due to the prepayment of five mortgages and the sale of one property during 1999 for approximately $36 million in proceeds. Also contributing to the decrease was the normal amortization of the mortgage base.

     Interest and other income increased for 1999 as compared to 1998. This increase was primarily due to the timing of the temporary investment of proceeds from mortgage prepayments.

     Asset management fee expense decreased for 1999 as compared to 1998. This decrease was due to the reduction in the mortgage base, primarily due to mortgage prepayments as previously discussed.

     General and administrative expenses increased for 1999 as compared to 1998. This increase primarily was due to the legal fees related to the mortgage issues on Water's Edge of New Jersey as previously discussed.

     Net realized gains on mortgage dispositions increased for 1999 as compared to 1998. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. During 1999, the partnership recognized gains of approximately $1 million related to the prepayment of the mortgages on Seven Spring Apartments, The Breakers at Golf Mill, Oak Grove Apartments, and Heather Ridge. This compares to gains recognized in 1998 of approximately $1.1 million related to the prepayments of the mortgages on Northpoint Apartments, Olmstead Park Apartments, Water's Edge II Apartments, and Olde Mill Apartments. During 1999, the Partnership incurred a loss of approximately $400 on the disposition of Kon Tiki Apartments versus a loss of approximately $350,000 on the disposition of the mortgage on Arbor Village in 1998.

1998 versus 1997
----------------

     Net earnings decreased for 1998 as compared to 1997, primarily as a result of a decrease in mortgage investment income caused by the reduction in the mortgage asset base. This decrease was partially offset by an increase in net gains on mortgage dispositions.

     Mortgage investment income decreased for 1998 as compared to 1997. This decrease was primarily due to the prepayment of the mortgages on Northpoint Apartments, Olmstead Park Apartments, Arbor Village, Water's Edge II Apartments, and Olde Mill Apartments, as discussed previously.

     Interest and other income increased for 1998 as compared to 1997. This increase was primarily due to the temporary investment of proceeds from mortgage prepayments.

     Net realized gains on mortgage dispositions increased for 1998 as compared to 1997. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. During 1998, the Partnership recognized gains on mortgage dispositions of approximately $1.1 million related to the prepayment of the mortgages on Northpoint Apartments, Olmstead Park Apartments, Water's Edge II Apartments, and Olde Mill Apartments. This compares to gains recognized in 1997 of approximately $21,000 related to the prepayment of the mortgage on Parkside Estates. During 1998, the Partnership incurred a loss of approximately $350,000 on the disposition of the mortgage on Arbor Village, compared to no losses in 1997. Additionally, during 1997, the Partnership provided $375,000 to reserve for possible losses in connection with a claim filed with HUD for the mortgage on Water's Edge of New Jersey.

Liquidity and Capital Resources
-------------------------------

     On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). Such bankruptcy filings could result in certain adverse effects to the Partnership. For example, as a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner or to the general partner of CMSLP, the Partnership's sub-advisor, without approval from the bankruptcy court. Even though this restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership. Furthermore, the bankruptcy filings could negatively impact CMSLP which could result in the need to obtain another party to perform the services currently performed by CMSLP, as subadvisor, pursuant to the Sub-Advisory Agreement.

      On December 23, 1999, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Amended Joint Plan of Reorganization and proposed disclosure statement with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The filing of such Amended Joint Plan of Reorganization and proposed disclosure statement on December 23, 1999 was filed with the full support of the official committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of such Amended Joint Plan of Reorganization. On or about February 11, 2000, the Official Committee of Unsecured Creditors of CRIIMI MAE filed its own second amended plan of reorganization and second amended proposed disclosure statement, which, in general, provides for the liquidation of the assets of CRIIMI MAE. A hearing has been scheduled for April 25 and April 26, 2000 on the proposed disclosure statements filed with the Bankruptcy Court. There can be no assurance at this time that CRIIMI MAE's Amended Joint Plan of Reorganization will be confirmed and consummated.

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments are the Partnership's principal sources of cash flows and were sufficient during the years ended December 31, 1999, 1998 and 1997 to meet operating requirements. The Partnership anticipates its cash flows to be sufficient to meet operating expense requirements for 2000.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages after paying all expenses of the Partnership. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base, resulting from monthly mortgage payment receipts or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

     Since the Partnership is obligated to distribute the Proceeds of Mortgage Prepayments, Sales and Insurance on Insured Mortgages (as defined in the partnership agreement) to its Unitholders, the size of the Partnership's portfolio will continue to decrease. The magnitude of the decrease will depend upon the size of the Insured Mortgages, which are prepaid, sold or assigned for insurance proceeds.

Cash flow - 1999 versus 1998
----------------------------

     Net cash provided by operating activities decreased for 1999 as compared to 1998 primarily due to a decrease in net earnings in 1999. This decrease was primarily the result of a decrease in mortgage investment income discussed previously. Also contributing to the decrease was a decrease in receivables and other assets during 1999 related to the sale of the property underlying St. Charles Place-Phase II and the remaining amounts due from the coinsurance lender.

     Net cash provided by investing activities increased for 1999 as compared to 1998 due to an increase in mortgage disposition proceeds from approximately $36 million in 1999 versus approximately $33.8 million received in 1998.

     Net cash used in financing activities decreased for 1999 as compared to 1998 primarily due to a decrease in distributions paid to partners.


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

     The table below provides information about the Partnership's Insured Mortgages, all of which were entered into for purposes other than trading. The table presents anticipated principal and interest cash flows based upon the assumptions used in determining the fair value of these securities and the related weighted average interest rates by expected maturity.

                                        2000       2001       2002       2003       2004       Thereafter       Total     Fair Value
                                        ----       ----       ----       ----       ----       ----------       -----     ----------
Insured Mortgages
(in millions)                           $11.3      $10.3      $9.4       $8.7       $10.0      $61.5            $111.2      $68.4

Average Interest Rate                    7.81 %     7.81 %     7.80 %     7.80 %     7.81 %     7.91 %              --         --




ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in this Annual Report on Form 10-K commencing on page 25.


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

     The general partner of the Advisor is AIM Acquisition and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. Pursuant to the terms of certain amendments to the partnership agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. CMSLP, an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CRIIMI MAE Services, Inc., an affiliate of CRIIMI MAE.

     The General Partner is also the general partner of AIM 84, AIM 85 and AIM 86, limited partnerships with investment objectives similar to those of the Partnership.

     The following table sets forth information concerning the executive officers and directors of CRIIMI MAE, the sole shareholder of the General Partner as of March 15, 2000:


 Name                             Age             Position
 ----                             ---             --------
William B. Dockser                 63             Chairman of the Board

H. William Willoughby              53             President, Secretary, and
                                                    Director

Cynthia O. Azzara                  40             Senior Vice President,
                                                    Chief Financial Officer and
                                                    Treasurer

David B. Iannarone                 39             Senior Vice President and
                                                    General Counsel

Brian L. Hanson                    38             Senior Vice President

Garrett G. Carlson, Sr.            62             Director

G. Richard Dunnells                62             Director

Robert Merrick                     54             Director

Robert E. Woods                    52             Director


     William B. Dockser has served as Chairman of the Board of the General Partner since 1991. Mr. Dockser has been Chairman of the Board of CRIIMI MAE since 1989 and Chairman of the Board of CRIIMI MAE Financial Corporation since 1995. Mr. Dockser is also the founder of C.R.I., Inc. ("CRI"), serving as its Chairman of the Board since 1974.

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

     G. Richard Dunnells has served as Director of the General Partner since 1991. Mr. Dunnells has served as Director of CRIIMI MAE since 1991; Firm-wide Hiring of the law firm of Holland & Knight since 1995; Chairman of the Washington, D.C. law firm of Dunnells & Duvall from 1989 to 1993; Senior Partner of such law firm from 1973 to 1993; Special Assistant to the Under-Secretary and Deputy Assistant Secretary for Housing and Urban Renewal and Deputy Assistant Secretary for Housing Management with the U.S. Department of Housing and Urban Development from 1969 to 1973; President's Commission on Housing from 1981 to 1982.

     Robert J. Merrick has served as Director of the General Partner since 1997. Mr. Merrick has served as Director of CRIIMI MAE since 1997; Chief Credit Officer and Director of MCG Credit Corporation since February 1998; Executive Vice President from 1985 and Chief Credit Officer of Signet Banking Corporation through 1997, also served as Chairman of the Credit Policy Committee and member of the Asset and Liability Committee and Management Committee; Credit Officer-Virginia Banking Corporation, an affiliate of Signet Bank/Virginia, from 1980 to 1984; Senior Vice President of Bank of Virginia from 1976 to 1980.

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

                    None.

               (g)  Promoters and control persons.

                    Not applicable.

               (h) Section 16(a) Beneficial Ownership Reporting Compliance - Based solely on its review of Forms 3, 4, and 5 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis
                    Forms 3, 4 and 5 as required in the fiscal year ended December 31, 1999.


ITEM 11. EXECUTIVE COMPENSATION

     The Partnership does not have any directors or officers. None of the directors or officers of the General Partner receive compensation from the Partnership, and the General Partner does not receive reimbursement from the Partnership for any portion of their salaries. Other information required by
Item 11 is hereby incorporated by reference herein to Note 5 of the Notes to Financial Statements of the Partnership.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of December 31, 1999, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

(b) The following table sets forth certain information regarding the beneficial ownership of the Partnership's Units as of February 17, 2000 by each director of the General Partner, each Named Executive Officer of the General Partner, and by affiliates of the Partnership. Unless otherwise indicated, each Unitholder has sole voting and investment power with respect to the Units beneficially owned.

                                     Amount and Nature
                                         of Units            Percentage of Units
     Name                           Beneficially Owned           Outstanding
     ----                           ------------------           -----------
     William B. Dockser                  3,000                        *
     CRIIMI MAE                            744                        *

     * Less than 1%

(c) There are no arrangements known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a)  Transactions with management and others.

          Note 7 of the Notes to Financial Statements of the Partnership which contains a discussion of the amounts, fees and other compensation paid or accrued by the Partnership to the directors and executive officers of the General Partner and their affiliates, and is hereby incorporated by reference herein.

     (b)  Certain business relationships.

          Other than as set forth in Item 11 of this report which is hereby incorporated by reference herein, the Partnership has no business relationship with entities of which the current General Partner of the Partnership are officers, directors or equity owners.

     (c)  Indebtedness of management.

          None.

     (d)  Transactions with promoters.

          Not applicable.

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)                   Financial Statements:

                                                                                                                        Page
Description                                                                                                            Number
-----------                                                                                                            ------
Balance Sheets as of December 31, 1999 and 1998..........................................................................22

Statements of Income and Comprehensive Income for the years ended December 31, 1999,1998 and 1997........................23

Statements of Changes in Partners' Equity for the years ended December 31, 1999, 1998 and 1997...........................24

Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997............................................25

Notes to Financial Statements............................................................................................26


(a)(2)   Financial Statement Schedules:

         IV - Mortgage Loans on Real Estate..............................................................................36

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

         4.1 Material Amendments to Agreement of Limited Partnership are incorporated by reference to Exhibit 3(a) to Post-Effective Amendment No.1.

         4.2 Amendment to the Amended and Restated Agreement of Limited Partnership of the Partnership dated February 12,
                      1990.

         10.0 Escrow Agreement is incorporated by reference to Exhibit 10(a) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1987.

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

         27.0  Financial Data Schedule (filed herewith).

(b)  Reports on Form 8-K filed during the last quarter of the fiscal year: None.

     All other items are not applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       AMERICAN INSURED MORTGAGE
                                                       INVESTORS L.P.- SERIES 88
                                                              (Registrant)

                                                       By:  CRIIMI, Inc.
                                                            General Partner


/s/ March 1, 2000                                   /s/ William B. Dockser
DATE                                                William B. Dockser
                                                    Chairman of the Board


/s/ March 1, 2000                                   /s/ H. William Willoughby
DATE                                                H. William Willoughby
                                                    President and Secretary


/s/ March 1, 2000                                    /s/ Cynthia O. Azzara
DATE                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer


/s/ March 1, 2000                                    /s/ Garrett G. Carlson, Sr.
DATE                                                 Garrett G. Carlson, Sr.
                                                     Director


/s/ March 1, 2000                                    /s/ G. Richard Dunnells
DATE                                                 G. Richard Dunnells
                                                     Director


/s/ March 1, 2000                                    /s/ Robert J. Merrick
DATE                                                 Robert J. Merrick
                                                     Director


/s/ March 1, 2000                                    /s/ Robert E. Woods
DATE                                                 Robert E. Woods
                                                     Director

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88



                              Financial Statements

                        as of December 31, 1999 and 1998


                             and for the Years Ended

                        December 31, 1999, 1998 and 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of American Insured Mortgage Investors L.P. - SERIES 88:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors L.P. - Series 88 (the "Partnership") as of December 31, 1999 and 1998, and the related statements of income and comprehensive income, changes in partners' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 1999 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Vienna, VA
March 15, 2000

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS


                                                                   December 31,       December 31,
                                                                       1999               1998
                                                                   ------------       ------------
                                     ASSETS

Investment in FHA-Insured Certificates and GNMA
   Mortgage-Backed Securities, at fair value:
      Acquired insured mortgages                                   $ 54,329,225       $ 67,018,830
      Originated insured mortgages                                    8,452,851         32,531,218
                                                                   ------------       ------------
                                                                     62,782,076         99,550,048

Investment in FHA-Insured Loans, at amortized cost,
   net of unamortized discount and premium:
      Originated insured mortgages                                    5,676,336          5,721,754
      Acquired insured mortgages                                        461,081          1,055,778
                                                                   ------------       ------------
                                                                      6,137,417          6,777,532

Cash and cash equivalents                                             9,412,244          5,524,324

Investment in affiliates                                              1,250,860          1,266,971

Notes receivable from affiliates and due from affiliates                658,493            705,507

Receivables and other assets                                          3,213,483          2,639,242
                                                                   ------------       ------------
      Total assets                                                 $ 83,454,573       $116,463,624
                                                                   ============       ============



                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                              $  9,625,841       $  1,943,679

Accounts payable and accrued expenses                                   126,648             77,729
                                                                   ------------       ------------

      Total liabilities                                               9,752,489          2,021,408
                                                                   ------------       ------------

Partners' equity:
   Limited partners' equity, 15,000,000 Units authorized,
      8,802,091 Units issued and outstanding                         80,173,264        118,004,167
   General partner's deficit                                         (5,007,111)        (3,057,885)
   Less:  Repurchased Limited Partnership
      Units - 50,000 Units                                             (618,750)          (618,750)
  Accumulated other comprehensive (loss) income                        (845,319)           114,684
                                                                   ------------       ------------

      Total Partners' equity                                         73,702,084        114,442,216
                                                                   ------------       ------------
      Total liabilities and partners' equity                       $ 83,454,573       $116,463,624
                                                                   ============       ============




                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                               For the years ended December 31,
                                                           1999              1998              1997
                                                        -----------       -----------       -----------
Income:
  Mortgage investment income                            $ 6,848,840       $ 9,606,555       $11,892,090
  Interest and other income                                 444,944           391,565           274,652
                                                        -----------       -----------       -----------

                                                          7,293,784         9,998,120        12,166,742
                                                        -----------       -----------       -----------

Expenses:
  Asset management fee to related parties                   942,910         1,287,672         1,469,320
  General and administrative                                369,751           287,395           245,921
                                                        -----------       -----------       -----------
                                                          1,312,661         1,575,067         1,715,241
                                                        -----------       -----------       -----------

Earnings before gains (losses) on
  mortgage dispositions                                   5,981,123         8,423,053        10,451,501

Mortgage dispositions:
  Gains                                                   1,072,589         1,106,588            20,746
  Losses                                                       (422)         (350,159)              --
Provision for loss                                               --                --          (375,000)
                                                        -----------       -----------       -----------

Net earnings                                            $ 7,053,290       $ 9,179,482       $10,097,247
                                                        ===========       ===========       ===========

Other comprehensive income                                 (960,003)       (1,545,152)        1,801,409
                                                        -----------       -----------       -----------

Comprehensive income                                    $ 6,093,287       $ 7,634,330       $11,898,656
                                                        ===========       ===========       ===========

Net earnings allocated to:
  Limited partners - 95.1%                              $ 6,707,679       $ 8,729,687       $ 9,602,482
  General Partner -   4.9%                                  345,611           449,795           494,765
                                                        -----------       -----------       -----------

                                                        $ 7,053,290       $ 9,179,482       $10,097,247
                                                        ===========       ===========       ===========

Net earnings per Limited Partnership
  Unit outstanding - Basic                                   $ 0.76            $ 0.99            $ 1.09
                                                        ===========       ===========       ===========


                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the years ended December 31, 1999, 1998, and 1997

                                                                              Repurchased       Accumulated
                                                                                Limited            Other           Total
                                              General          Limited        Partnership      Comprehensive      Partners'
                                              Partner          Partners          Units         Income/(Loss)       Equity
                                            ------------     ------------     ------------     ------------     ------------
Balance, January 1, 1997                    $   (977,432)    $158,381,944     $   (618,750)    $   (141,573)    $156,644,189

  Net Earnings                                   494,765        9,602,482               --               --       10,097,247
  Adjustment to unrealized gains (losses)
   on investments in insured mortgages              --               --                 --        1,801,409        1,801,409
  Distributions paid or accrued of $2.23
   per Unit, including return of capital
   of $1.24 per Unit                          (1,056,713)     (20,508,872)              --               --      (21,565,585)
                                            ------------     ------------     ------------     ------------     ------------
Balance, December 31, 1997                    (1,539,380)     147,475,554         (618,750)       1,659,836      146,977,260

  Net Earnings                                   449,795        8,729,687               --               --        9,179,482
  Adjustment to unrealized gains (losses) on
   investments in insured mortgages                 --               --                 --       (1,545,152)      (1,545,152)
  Distributions paid or accrued of $4.34
   per Unit, including return of capital of
   $3.35 per Unit                             (1,968,300)     (38,201,074)              --               --      (40,169,374)
                                            ------------     ------------     ------------     ------------      -----------
Balance, December 31, 1998                    (3,057,885)     118,004,167         (618,750)         114,684      114,442,216

  Net Earnings                                   345,611        6,707,679               --               --        7,053,290
  Adjustment to unrealized gains (losses) on
   investments in insured mortgages                 --               --                 --         (960,003)        (960,003)
  Distributions paid or accrued of $5.06
   per Unit, including return of capital of
   $4.30 per Unit                             (2,294,837)     (44,538,582)              --               --      (46,833,419)
                                            ------------     ------------     ------------     -----------      ------------
Balance, December 31, 1999                  $ (5,007,111)    $ 80,173,264     $   (618,750)    $   (845,319)    $ 73,702,084
                                            ============     ============     ============     ============     ============

Limited Partnership Units outstanding -
   basic, as of December 31, 1999, 1998,
   and 1997                                                     8,802,091
                                                             ============

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                            STATEMENTS OF CASH FLOWS

                                                                           For the years ended December 31,
                                                                        1999            1998             1997
                                                                    -----------     -----------      -----------
Cash flows from operating activities:                               $ 7,053,290     $ 9,179,482      $10,097,247
   Net earnings

   Adjustments to reconcile net earnings to net cash provided by operating activities:
     Gain on mortgage dispositions                                   (1,072,589)     (1,106,588)         (20,746)
     Loss on mortgage dispositions                                          422         350,159                --
     Changes in assets and liabilities:
       Decrease (increase) in investment in affiliate, note
        receivable from affiliates and due from affiliates               63,125          38,090          (35,107)
       Decrease in receivables and other assets                         132,524         354,296        2,255,203
       Increase (decrease) in accounts payable and accrued expense       48,919         (43,602)         (12,153)
     Provision for loss                                                      --              --          375,000
                                                                    -----------     -----------      -----------
       Net cash provided by operating activities                      6,225,691       8,771,837       12,659,444
                                                                    -----------     -----------      -----------
Cash flows used in investing activities:
   Proceeds from dispositions of Insured mortgages                   35,966,462      33,845,966        7,016,157
                                                                    -----------     -----------      -----------
   Receipt of mortgage principal from scheduled payments                847,024       1,928,044        1,952,500
                                                                    -----------     -----------      -----------
       Net cash provided by investing activities                     36,813,486      35,774,010        8,968,657
                                                                     ----------     -----------      -----------
Cash flows used by financing activities:
   Distributions paid to partners                                   (39,151,257)    (41,742,829)     (20,825,136)
                                                                    -----------     -----------      -----------
       Net cash used in financing activities:                       (39,151,257)    (41,742,829)     (20,825,136)
                                                                    -----------     -----------      -----------
Net increase in cash and cash equivalents                             3,887,920       2,803,018          802,965
                                                                    -----------     -----------      -----------
Cash and cash equivalents, beginning of year                          5,524,324       2,721,306        1,918,341
                                                                    -----------     -----------      -----------
Cash and cash equivalents, end of year                              $ 9,412,244     $ 5,524,324      $ 2,721,306
                                                                    ===========     ===========      ===========

Non cash investing activity:

     Increased  receivable due from Patrician as
     a result of the forclosure and sale of the
     property unerlying the mortgage on
     St. Charles Place-Phase II                                     $   706,765     $        --       $        --
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

     CRIIMI, Inc. (the "General Partner") holds a partnership interest of 4.9% and is a wholly-owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"). AIM
Acquisition Partners, L.P. (the "Advisor") serves as the advisor to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc., (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner, or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CRIIMI MAE Services, Inc., an affiliate of CRIIMI MAE.

     Prior to the expiration of the Partnership's reinvestment period in December 1996, the Partnership was in the business of originating mortgage loans ("Originated Insured Mortgages") and acquiring mortgage loans ("Acquired Insured Mortgages", and together with "Originated Insured Mortgages", referred to herein as "Insured Mortgages"). In accordance with the partnership agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured or guaranteed, in whole or in part, by the Federal Housing Administration ("FHA") or Acquired Insured Mortgages which are fully insured (as more fully described below). The partnership agreement states that the Partnership will terminate on December 31, 2021, unless previously terminated under the provisions of the partnership agreement.

     On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). Such bankruptcy filings could result in certain adverse effects to the Partnership. For example, as a debtor-in-possession, CRIIMI MAE will not be permitted to provide any available capital to the General Partner or to the general partner of CMSLP, the Partnership's sub-advisor, without approval from the bankruptcy court. Even though this restriction or potential loss of the availability of a potential capital resource could adversely affect the General Partner and the Partnership, CRIIMI MAE has not historically represented a significant source of capital for the General Partner or the Partnership. Such bankruptcy filings could also result in the potential need to replace CRIIMI MAE Management, Inc. as a provider of personnel and administrative services to the Partnership. Furthermore, the bankruptcy filings could negatively impact CMSLP which could result in the need to obtain another party to perform the services currently performed by CMSLP, as subadvisor, pursuant to the Sub-Advisory Agreement.

     On December 23, 1999, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Amended Joint Plan of Reorganization and proposed disclosure statement with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The filing of such Amended Joint Plan of Reorganization and proposed disclosure statement on December 23, 1999 was filed with the full support of the official committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of such Amended Joint Plan of Reorganization. On or about February 11, 2000, the Official Committee of Unsecured Creditors of CRIIMI MAE filed its own second amended plan of reorganization and second amended proposed disclosure statement, which, in general, provides for the liquidation of the assets of CRIIMI MAE. A hearing has been scheduled for April 25 and April 26, 2000 on the proposed disclosure statements filed with the Bankruptcy Court. There can be no assurance at this time that CRIIMI MAE's Amended Joint Plan of Reorganization will be confirmed and consummated.


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

Reclassifications
-----------------

     Certain amounts in the financial statements for the years ended December 31, 1997 have been reclassified to conform to the 1999 and 1998 presentation.

Investment in Mortgages
-----------------------

     The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to FHA programs ("FHA-Insured Certificates"), mortgage-backed securities guaranteed by GNMA ("GNMA Mortgage-Backed Securities") and FHA-insured mortgage loans ("FHA-Insured Loans"). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are non-recourse first liens on multifamily residential development.

     Payments of principal and interest on FHA-Insured Certificates and FHA-Insured Loans are insured by the United States Department of Housing and Urban Development ("HUD") pursuant to Title 2 of the National Housing Act. Payments of principal and interest on GNMA Mortgage-Backed Securities are guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

     As of December 31, 1999, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 29 years. However, the partnership agreement states that the Partnership will terminate in approximately 21 years, on December 31, 2021, unless previously terminated under the provisions of the partnership agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investment in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the ability or intent, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the Available for Sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as Available for Sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default.

     In connection with this classification, as of December 31, 1999 and 1998, the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the net unrealized gains and losses on these assets reported as other comprehensive income and as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as Available for Sale, will continue to be reported in earnings. The amortized cost of the investments in GNMA
Mortgage-Backed Securities and FHA-Insured Certificates in this category is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

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

Cash and Cash Equivalents
-------------------------

     Cash and cash equivalents consist of money market funds, time and demand deposits, commercial paper, and repurchase agreements with original maturities of three months or less.

Investment in affiliate
-----------------------

     Represents an investment in Integrated Funding, Inc. ("IFI"), an affiliate of the Partnership. This investment is accounted for under the equity method which results in the original invested amount being increased for the Partnership's share of income and decreased for the Partnership's share of losses and distributions.

Income Taxes
------------

     No provision has been made for Federal, state or local income taxes in the accompanying statements of income and comprehensive income since they are the personal responsibility of the Unitholders.

Statements of Cash Flows
------------------------

     No cash payments were made for interest expense during the years ended December 31, 1999, 1998, and 1997. Since the statements of cash flows are intended to reflect only cash receipt and cash payment activity, the statements of cash flows do not reflect operating activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments.

Provision for Loss
------------------

     The Partnership assesses the realizability of its investments on an investment by investment basis. As a result, the Partnership provided a reserve of $375,000 for the year ended December 31, 1997, related to a particular investment discussed in Note 5. No provision was made for the years ended December 31, 1998 and 1999.


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

                                           As of December 31, 1999               As of December 31, 1998
                                         Amortized          Fair               Amortized          Fair
                                           Cost             Value                Cost             Value
                                       ------------      ------------        ------------      ------------
Investment in FHA-Insured
  Certificates and GNMA
  Mortgage-Backed Securities:
  Originated Insured Mortgages         $ 55,763,736      $ 54,329,225        $ 65,698,059      $ 67,018,830
  Acquired Insured Mortgages              7,863,659         8,452,851          33,737,306        32,531,218
                                       ------------      ------------        ------------      ------------

                                       $ 63,627,395      $ 62,782,076        $ 99,435,365      $ 99,550,048
                                       ============      ============        ============      ============

Investment in FHA-Insured Loans:
  Acquired Insured Mortgages           $  5,676,336      $   5,169,038       $  5,721,754      $  5,725,377
  Originated Insured Mortgage               461,081            459,177          1,055,778         1,061,917
                                       ------------      -------------       ------------      ------------

                                       $  6,137,417      $   5,628,215       $  6,777,532      $  6,787,294
                                       ============      =============       ============      ============

Cash and cash equivalents              $  9,412,244      $   9,412,244       $  5,524,324      $  5,524,324

Accrued interest receivable            $    466,974      $     466,974       $    670,406      $    670,406



     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Investment in FHA-Insured Certificates, GNMA Mortgage-Backed Securities
    and FHA-Insured Loans
-----------------------------------------------------------------------

     The fair value of the fully insured FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans is based on quoted market prices from an investment banking institution which trades these instruments as part of its day-to-day activities. In order to determine the fair value of the coinsured FHA-Insured Certificates, the Partnership valued the coinsured FHA-Insured Certificates as though they were fully insured (in the same manner fully insured FHA-Insured Certificates were valued). From this amount, the Partnership deducted a discount factor from the face value of the loan. This discount factor is based on the Partnership's historical analysis of the difference in fair value between coinsured FHA-Insured Certificates and fully insured FHA-Insured Certificates.

Cash and cash equivalents and accrued interest receivable
---------------------------------------------------------

     The carrying amount approximates fair value because of the short maturity of these instruments.


4.       COMPREHENSIVE INCOME

     Comprehensive Income includes net earnings as currently reported by the Partnership adjusted for other comprehensive income. Other comprehensive income for the Partnership is changes in unrealized gains and losses related to the Partnership's mortgages accounted for as available for sale. The table below breaks out other comprehensive income for the periods presented into the following two categories: (1) the change to unrealized gains and losses that relate to mortgages which were disposed of during the period with the resulting realized gain or loss reflected in net earnings (reclassification adjustments) and (2) the change in the unrealized gain or loss related to those investments that were not disposed of during the period.

                                                                   1999           1998            1997
                                                                   ----           ----            ----

Reclassification adjustment for losses
  included in net income                                      $  1,577,427   $    146,033    $         --
Unrealized holding (losses) gains arising during
  the period                                                    (2,537,430)    (1,691,185)      1,801,409
                                                              ------------   ------------    ------------

Net adjustment to unrealized (losses) gains on mortgages      $   (960,003)  $ (1,545,152)   $  1,801,409
                                                              ============   ============    ============


5.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES

     The following is a discussion of the Partnership's insured mortgage investments, along with the risks related to each type of investment:

Fully Insured Originated Insured Mortgages and Acquired Insured Mortgages
-------------------------------------------------------------------------

     Listed below is the Partnership's aggregate investment in Fully Insured Mortgages as of December 31, 1999 and 1998:





                                                                           December 31,
                                                                    1999                    1998

Number of:
  GNMA Mortgage-Backed Securities(1)(2)(3)                               20                       22
  FHA-Insured Certificates(1)(4)                                          2                        3
Amortized Cost                                                 $ 55,763,736             $ 65,698,059
Face Value                                                       55,736,170               65,930,408
Fair Value                                                       54,329,225               67,018,830

(1)      As of March 6, 2000, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

(2)      In April 1999, the mortgage on Seven Springs Apartments was prepaid.  The Partnership received net proceeds of approximately $4.9 million and recognized a gain of approximately $436,000 for the year ended December 31, 1999.  A distribution of approximately $0.53 per Unit related to the prepayment of this mortgage was declared in May 199 and was paid to Unitholders in August 1999.

(3)      In October 1999, the mortgage on Oak Grove Apartments was prepaid.  The Partnership received net proceeds of approximately
         $580,000 and recognized a gain of approximately $32,000 for the year ended December 31, 1999.  A distribution of $0.06 per
         Unit related to this prepayment was declared in November 1999 and paid to Unitholders in February 2000.

(4)      In November 1999, the mortgage on Heather Ridge Apartments was prepaid.  The Partnership received net proceeds of approximately $4.5 million and recognized a gain of approximately $164,000 for the year ended December 31, 1999.  A distribution of $0.49 per Unit related to this prepayment was declared in November 1999 and paid to Unitholders in February
         2000.


     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with HUD. The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of December 31, 1999, the Partnership had received approximately $10.2 million on the assignment proceeds, including partial repayment of the outstanding principal and accrued interest. HUD has disallowed approximately $1.65 million of the assignment claim, which is included in Receivables and Other Assets. The General Partner retained counsel in this matter and is actively pursuing litigation against the loan servicer, Greystone Servicing Contract, Inc. ("Greystone"), for the amount disallowed by HUD. On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone in the Circuit Court of Fauquier County, Virginia. The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396, the amount disallowed by HUD, plus interest, attorneys' fees and costs. In the Motion for Judgement, the General Partner alleges as follows. Pursuant to a mortgage servicing contract, the Participation and Servicing Agreement ("PSA"), Greystone was obligated to ensure that the requirements for preserving HUD insurance on the loan was satisfied. Specifically, the PSA required Greystone to prepare a written notice of default in the event the borrower defaulted on the mortgage loan repayment obligation and to file notice of such default with HUD within thirty (30) days after an uncured borrower's cure period. Due to Greystone's failure to timely file a notice of default with HUD, HUD applied a surcharge of $1,653,396 to the insurance proceeds due AIM 88, as permitted pursuant to the FHA Insurance Contract. On February 28, 2000, American Insured Mortgage Investors, L.P.- Series 88 and Greystone Servicing Corporation, Inc. presented oral arguments for summary judgement before the Court in this matter and the Court has taken those Motions under advisement. A trial date has been set for the end of July, 2000 and a ruling on these Motions may be issued at any time. The Partnership believes that the allowance for loan losses of $375,000 as of December 31, 1999, is sufficient to provide for amounts that may not be recovered from the servicer.

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

     As of December 31, 1999 and 1998, the Partnership held investments in one and three coinsured FHA-Insured Certificates secured by coinsured mortgages, respectively. One of these coinsured mortgage investments, the mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company ("Patrician"), an unaffiliated third party coinsurance lender under the HUD coinsurance program. As of December 31, 1999 and 1998, the remaining one FHA-Insured Certificate is coinsured by IFI, an affiliate of the Partnership. The following is a discussion of actual and potential performance problems with respect to the Partnership's coinsured mortgage investments.

Coinsured by affiliate
----------------------

     As of December 31, 1999 and 1998, the Partnership held investments in one and two coinsured FHA-Insured Certificates secured by coinsured mortgages, respectively, where the coinsurance lender is IFI. These investments were made on behalf of the Partnership by the former managing general partner. As structured by the former managing general partner, with respect to these mortgages, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss on these mortgage investments.

                                                    December 31, 1999                            December 31, 1998
                                         Amortized        Face          Fair          Amortized        Face           Fair
                                           Cost           Value       Mkt. Value        Cost           Value        Mkt. Value
                                        -----------    -----------    -----------    -----------    -----------     -----------
Summerwind Apts. - Phase
II(1)(3)                                $ 7,863,659    $ 9,231,460    $ 8,452,851    $ 7,913,874    $ 9,307,962     $ 8,638,778
The Breakers at Golf Mill (2)(3)                 --             --            --      22,113,145     22,113,146      20,470,263
                                        -----------    -----------    -----------     ----------     ----------      ----------
                                        $ 7,863,659    $ 9,231,460    $ 8,452,851    $30,027,019    $31,421,108     $29,109,041
                                        ===========    ===========    ===========    ===========    ===========     ===========

(1)      As of March 6, 1999, the mortgagor was current with respect to payment of principal and interest on this mortgage.

(2)      In May 1999, the mortgage on The Breakers at Golf Mill was prepaid.  The Partnership received net proceeds of approximately
         $22.5 million and recognized a gain of approximately $441,000 for the year ended December 31, 1999.  A distribution of approximately $2.43 per Unit related to the prepayment of this mortgage was declared in June 1999 and was paid to
         Unitholders in August 1999.

(3)      There were no loan losses recognized for the years ended 1999 and 1998.  The cumulative loan losses recognized in prior years were $980,000 for the Breakers at Golf Mill, and $1,511,743 for Summerwind Apartments - Phase II.


Coinsured by third party
------------------------

     Listed  below  is  the  Originated   Insured   Mortgage   coinsured  by  an
unaffiliated third party coinsurance lender, The Patrician Mortgage Company ("Patrician"), under the HUD coinsurance program.

                                                        December 31,
                                               1999                     1998
                                            -----------              -----------
Amortized Cost                              $        --              $ 3,710,287
Face Value                                           --                3,710,287
Fair Value                                           --                3,422,177

     On October 14, 1993, Patrician filed a foreclosure action on the property underlying this coinsured mortgage, St. Charles Place-Phase II. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U.S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $3 million. Prior to the sale, the mortgagor had made payments of principal and interest due on the mortgage through November 1995 to the Partnership. The remaining balance due, including accrued interest, as of December 31, 1999, is approximately $2 million. The amount of the Partnership's investment in this mortgage represents the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by AIM 86, an affiliate of the Partnership. A distribution of approximately $0.32 per Unit related to the sale was declared in November 1999 and was paid to Unitholders in February 2000. The Partnership does not expect to recognize a loss related to this disposition, as it expects to recover all amounts due from Patrician.

     The General Partner intends to continue to oversee the Partnership's interest in this liability to ensure that Patrician meets its coinsurance obligation. However, the General Partner does not believe that there would be a material adverse impact on the Partnership's financial condition or its results of operations should Patrician be unable to comply with its full coinsurance obligation.


6.      INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in fully insured Originated Insured Mortgages as of December 31, 1999 and 1998:

                                                       December 31,
                                               1999                     1998
                                           ------------             ------------
Number of Mortgages(1)                                1                        1
Amortized Cost                             $  5,676,336             $  5,721,754
Face Value                                    5,676,336                5,721,754
Fair Value                                    5,169,038                5,725,377

(1) As of March 6, 2000, the Partnership's FHA-Insured Loan was current with respect to payment of principal and interest.

     Listed below is the Partnership's aggregate investment in fully insured Acquired Insured Mortgages as of December 31, 1999 and 1998:

                                                       December 31,
                                               1999                     1998
                                           ------------             ------------
Number of Mortgages(1)(2)                             1                        2
Amortized Cost                             $    461,081             $  1,055,778
Face Value                                      460,441                1,053,273
Fair Value                                      459,177                1,061,917

(1) As of March 6, 2000, the Partnership's fully insured acquired insured Loan was current with respect to the payment of principal and interest.

(2) In May 1999, the mortgage on Kon Tiki Apartments was prepaid. The Partnership received net proceeds of approximately $554,000 and recognized a loss of approximately $400 for the year ended December 31, 1999. A distribution of approximately $0.06 per Unit related to the prepayment of this mortgage was declared in June 1999 and was paid to Unitholders in August 1999.

     In addition to base interest payments from FHA-Insured Loans, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as "Participations"). During the years ended December 31, 1999, 1998 and 1997, the Partnership received additional interest of $0, $69,820 and $134,769, respectively, from the FHA-Insured Loans, through these Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.


7.       TRANSACTIONS WITH RELATED PARTIES

     The General Partner, and certain affiliated entities, during the years ended December 31, 1999, 1998 and 1997, have earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------

                                 Capacity in Which                      For the years ended December 31,
Name of Recipient                   Served/Item                     1999              1998              1997
-----------------                ----------------                   ----              ----              ----

CRIIMI, Inc.(1)            General Partner/Distribution         $ 2,294,837       $ 1,968,300       $ 1,056,713

AIM Acquisition            Advisor/Asset Management Fee             942,910         1,287,672         1,469,320
  Partners, L.P.(2)

CRIIMI MAE                 Affiliate of General Partner/             45,757            68,010            53,474
  Management, Inc.          Expense Reimbursement


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

(2)      The Advisor, pursuant to the partnership agreement is entitled to an Asset Management Fee equal to 0.95% of Total Invested
         Assets (as defined in the partnership agreement).  The Sub-advisor to the Partnership is entitled to a fee of 0.28% of
         Total Invested Assets of the Advisor's Asset Management Fee.  Of the amounts paid to the Advisor, CMSLP, the Sub-advisor, earned a fee equal to $277,888, $379,506 and $433,040 for the years ended December 31, 1999, 1998 and 1997, respectively.
         The limited partner of CMSLP is a wholly-owned subsidiary of CRIIMI MAE Inc., which filed for protection under Chapter 11 of the U.S. Bankruptcy Code.



8.       DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                              1999                   1998                   1997
                                              ----                   ----                   ----
Quarter ended March 31                     $  0.61(1)             $  1.21(8)(9)          $  0.59(13)*
Quarter ended June 30,                        3.26(2)(3)(4)          1.50(10)(11)           0.30
Quarter ended September 30,                   0.15                   1.42(12)               1.06(14)
Quarter ended December 31,                    1.04(5)(6)(7)          0.21                   0.38(15)(16)
                                           -------                -------                -------
                                           $  5.06                $  4.34                $  2.33
                                           =======                =======                =======


          The following disposition proceeds are included in the distributions listed above:

                                                                                         Net
                                                                Type of              Distribution
              Complex Name                                    Disposition              Per Unit
          ------------------------                            -----------              --------
(1)       Olde Mill Apartments                                Prepayment                 $ 0.37
(2)       Seven Springs Apartments                            Prepayment                   0.53
(3)       Kon Tiki Apartments                                 Prepayment                   0.06
(4)       The Breakers Golf Mill                              Prepayment                   2.43
(5)       Oak Grove Apartments                                Prepayment                   0.06
(6)       Heather Ridge Apartments                            Prepayment                   0.49
(7)       St. Charles Place - Phase II                        Sale                         0.32
(8)       Northpoint Apartments                               Prepayment                   0.19
(9)       Olmstead Apartments                                 Prepayment                   0.73
(10)      Olde Mill Apartments                                Curtailment                  0.08
(11)      Arbor Village                                       Prepayment                   1.18
(12)      Water's Edge II Apartments                          Prepayment                   1.19
(13)      Water's Edge of New Jersey                          Assignment                 * 0.27
(14)      Parkside Estates                                    Prepayment                   0.76
(15)      Olde Mills Apartments                               Curtailment                  0.08
                                                              Previously Undistributed
(16)      St. Charles Place - Phase II                        Accrued Interest             0.01

*   This amount also includes approximately $0.02 per Unit representing proceeds from the mortgage dispositions not reinvested prior to the expiration of the reinvestment period.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.


9. INVESTMENT IN AFFILIATE, NOTES RECEIVABLE FROM AFFILIATES, DUE FROM AFFILIATES AND NOTE PAYABLE AND DUE TO AFFILIATE

     In addition to the related party transactions described in Note 7, in order to capitalize IFI with sufficient net worth under HUD regulations, in April 1994, the Partnership transferred a GNMA Mortgage-Backed Security in the amount of approximately $2.0 million to IFI. AIM 85 and AIM 86 each issued a demand note payable to the Partnership and recorded an investment in IFI through AIM Mortgage, Inc. at an amount proportionate to each entity's coinsured mortgages for which IFI was the mortgagee of record as of April 1, 1994. In April 1997, the GNMA mortgage-backed security, with a current balance of $1.9 million, was reallocated between the Partnership and AIM 86 as AIM 85 no longer held any mortgages coinsured by IFI. As a result, a new demand note payable from AIM 86 was issued and the investment in IFI was reallocated. Interest income on these notes, which are based on an annual interest rate of 7.25% (representing the interest rate on the GNMA Mortgage-Backed Security transferred by the Partnership), was $47,470, $47,740 and $50,263 during the years ended December 31, 1999, 1998 and 1997, respectively, and is included in interest and other income on the accompanying statements of income and comprehensive income.


     As of December 31, 1999, the Partnership owns a 66% ownership interest in AIM Mortgage, Inc. The remaining 34% ownership interest is held by AIM 86. AIM Mortgage, Inc. owns all of the outstanding preferred stock and common stock of IFI.

     In connection with these transfers, the expense reimbursement agreement was amended as of April 1, 1997, to adjust the allocation of the expense reimbursement to the AIM Funds to an amount proportionate to each entity's coinsured mortgage investments for which IFI was the mortgagee of record as of April 1, 1997. The expense reimbursement, as amended, along with the Partnership's interest income from the notes receivable, and the Partnership's equity interest in IFI's net income or loss, substantially equals the mortgage interest on the GNMA Mortgage-Backed Security transferred to IFI. In April 1997, this agreement was amended to exclude AIM 85, which no longer held mortgages coinsured by IFI.


10.      PARTNERS' EQUITY

     Depositary Units representing economic rights in limited partnership interests ("Units") were issued at a stated value of $20. A total of 8,851,966 Units were issued for an aggregate capital contribution of $177,039,320. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 Units in exchange therefor, and the former general partners contributed a total of $1,000 to the Partnership. During 1994, the Partnership repurchased 50,000 Units.

11.      SUMMARY OF QUARTERLY RESULTS OF OPERATIONS
         (Dollars In Thousands, Except Per Unit Data)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 1999, 1998 and 1997:

                                                                    1999
                                                               Quarter ended
                                     March 31          June 30        September 30     December 31
                                     --------          -------        ------------     -----------
Income                               $  2,091         $  2,004         $  1,671         $  1,528
Net earnings                            1,657            2,550            1,398            1,448
Net gains from mortgage
  dispositions                             --              877               --              195
Net earnings per
  Limited Partnership Unit - Basic       0.18             0.27             0.16             0.15

                                                                    1998
                                                               Quarter ended
                                     March 31          June 30        September 30     December 31
                                     --------          -------        ------------     -----------

Income                               $  2,812          $  2,625        $  2,342         $  2,219
Net earnings                            3,170             1,778           2,174            2,057
Net gains (losses) from
  mortgage dispositions                   786              (350)            223               97
Net earnings per
  Limited Partnership Unit - Basic       0.34              0.19            0.24             0.22

                                                                    1997
                                                               Quarter ended
                                     March 31          June 30        September 30     December 31
                                     --------          -------        ------------     -----------
Income                               $  3,122          $  3,104        $  2,982         $  2,959
Net earnings                            2,696             2,629           2,588            2,184
Net gains (losses) from mortgage
  dispositions                             --                --              21             (375)
Net earnings per
 Limited Partnership Unit - Basic        0.29              0.28            0.28             0.24


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88 NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 1999

                                                                  Interest                                            Annual Payment
                                                                  Rate on           Face                 Net          Principal and
                                                    Maturity      Mortgage        Value of          Carrying Value      Interest
Development Name/Location                            Date          (5)(6)         Mortgage          (3)(8)(9)(11)      (5)(6)(10)
-------------------------                         -----------   ------------   -------------        --------------    --------------
ACQUIRED INSURED MORTGAGES:
---------------------------
FHA-Insured Certificates
  (carried at fair value)

Park Avenue Plaza, Omaha, NE                         9/29          9.000%      $  1,941,988          $  1,923,644       $   187,923
Sylvan Manor, Silver Spring, MD                      5/21          7.500%         3,023,893             2,756,093           284,523
                                                                               -------------         ------------
  Total Investment in FHA-Insured
    Certificates - Acquired Insured
    Mortgages                                                                      4,965,881            4,679,737
                                                                               -------------         ------------
GNMA Mortgage-Backed Securities
  (carried at fair value)

Beauvoir Manor Apts, Biloxi, MS                      9/18         8.875%          1,203,698             1,199,768           127,640
Burlwood Apts., Portland, OR                         8/15         9.000%            593,180               576,791            61,888
Collin Care Centers, Plano, TX                       9/30         8.125%          1,674,664             1,625,419           144,255
Garden Terrace, Douglasville, GA                     1/20         7.125%          2,587,034             2,514,140           236,477
Greenview Garden, Butler, PA                         7/33         9.000%            873,213               869,181            78,282
Hewitt Gardens Apts., Wheaton, MD                   10/29         8.750%          4,399,473             4,380,036           405,012
Holton Manor, Elkhorn, WI                           11/21         8.250%            979,703               951,605            94,456
Lamplighter Apts., Port Arthur, TX                  10/29         9.000%          2,199,393             2,189,612           207,195
Linville Manor Shelby, NC                            7/31         8.750%          1,966,988             1,958,125           178,980
Lioncrest Towers, Richton Park, IL                  10/28         7.000%          6,343,859             6,159,086           497,092
Lorenzo Carolina Apts, Tampa, FL                     6/26         8.250%          1,000,083               970,926            89,266
Oaklawn Apts., Boise, ID                             8/24         9.000%            468,692               455,051            40,342
Oakwood Gardens, San Jose, CA                       10/23         7.750%          1,120,197             1,087,916            97,665
Orchard Creek Apts., Farmington Hills, MI            1/30         8.625%          1,263,741             1,258,159           113,194
San Jose South, San Jose, CA                        10/23         7.750%          8,010,336             7,779,499           698,388
Silver Lake Plaza Apts, Los Angeles, CA             11/35         7.950%          5,269,199             5,113,212           431,705
Stoney Creek, Washington Township, MI                2/29         7.500%          5,285,191             5,130,719           427,305
Tehama Estates, Sacramento, CA                       7/29         8.750%          1,330,968             1,325,106           122,752
Westview Terrace Apts., Tacoma, WA                   4/30         8.550%          1,129,292             1,124,299           101,094
Woodcrest Townhomes, Chaska, MN                      8/31         8.375%          3,071,385             2,980,838           269,378

Total Investment in GNMA Mortgage-
  Backed Securities, carried at fair value                                       50,770,289            49,649,488
                                                                               ------------         -------------
Total Investment in Acquired Insured
  Mortgages, carried at fair value                                               55,736,170            54,329,225
                                                                              ------------         -------------
ORIGINATED INSURED MORTGAGES:
-----------------------------
Coinsured Mortgages
-------------------
FHA-Insured Certificates
  (carried at fair value)

Summerwind Apartments-Phase II, Naples, FL(1)(4)(7)  6/30         8.500%       $  9,231,460          $  8,452,851       $   865,175

Total Investment in coinsured
  FHA-Insured Certificates,
  carried at fair value                                                           9,231,460             8,452,851
                                                                               ------------          ------------
Total Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  carried at fair value                                                          64,967,630            62,782,076
                                                                               ------------          ------------

ACQUIRED INSURED MORTGAGES:
---------------------------
FHA-Insured Loans
  (carried at amortized cost)(2)

Kingsway Apts.
  Monroe, Louisiana                                  8/07         10.000%      $    460,441          $    461,081(2)    $    86,862

Total Investment in FHA-Insured
       Loans - Acquired Insured Mortgages,                                     ------------          ------------
       carried at amortized cost                                                    460,441               461,081
                                                                               ------------          ------------

ORIGINATED INSURED MORTGAGES:
-----------------------------
Fully Insured Mortgages
-----------------------
FHA-Insured Loans
  (carried at amortized cost)(2)

The Turn at Gresham
  Gresham, Oregon(1)                                 8/29         8.000%       $  5,676,336          $  5,676,336(2)    $   501,516

    Total Investment in FHA-Insured
      Loans - Originated Insured
      Mortgages, carried at amortized cost                                        5,676,336             5,676,336
                                                                               ------------          ------------
    Total Investment in FHA-Insured Loans                                         6,136,777             6,137,417
                                                                               ------------          ------------
    TOTAL INVESTMENT IN INSURED MORTGAGES                                      $ 71,104,407         $  68,919,493
                                                                               ============         =============


(1) Two Insured Mortgages, Summerwind Apartments and The Turn at Gresham, possess a special assignment option, pursuant to certain mortgage documents, which allows the Partnership, anytime after a certain date, to require payment of the unpaid principal balance of the mortgages. At such time, the borrowers must make payment to the Partnership or the Partnership may cancel the FHA insurance and institute foreclosure proceedings.

(2)  Inclusive of closing costs and acquisition fees.

(3) Prepayment of these Insured Mortgages would be based upon the unpaid principal balance at the time of prepayment.

(4) In connection with Summerwind Apartments, the Partnership has recorded a cumulative loan loss of $1,511,743 in prior years, no loan losses were recognized for the years ended 1999 and 1998.

(5) This represents the base interest rate during the permanent phase of this Insured Mortgage loan. Additional interest measured as a percentage of surplus cash (as defined in the Participation agreements) and a percentage of the proceeds from the sale or refinancing of the development (as defined in the Participation agreements) will also be due. During the years ended 1999, 1998 and 1997, additional interest was recognized in the amount of $0, $69,820 and $134,769, respectively. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

(6) In addition, the servicer or the sub-servicer of the mortgage, primarily unaffiliated third parties, is entitled to receive compensation for certain services rendered.

(7) This mortgage is insured under the HUD coinsurance program. IFI is the HUD-approved coinsurance lender and the Partnership bears the risk of any coinsurance loss, as previously discussed.

(8) A reconciliation of the carrying value of the Partnership's investment in Insured Mortgages, for the years ended December 31, 1999 and 1998, is as follows:

                                                             1999                     1998
                                                             ----                     ----
Beginning balance                                       $ 106,327,580            $ 142,890,313

Principal receipts on mortgages                              (847,024)              (1,928,044)

Proceeds from mortgages assigned
  or sold                                                 (35,966,462)             (33,845,966)

Net gains on mortgage
  dispositions                                              1,072,167                  756,429

Coinsurance claims due from HUD                              (706,765)                      --

Net unrealized (losses) on investment in FHA-Insured
  Certificates and GNMA Mortgage-Backed Securities           (960,003)              (1,545,152)
                                                         ------------             ------------

Ending balance                                           $ 68,919,493             $106,327,580
                                                         ============             ============

(9) The mortgages underlying the Partnership's investments in FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are primarily non-recourse first liens on multifamily residential developments or retirement homes.

(10) Principal and interest are payable at relatively level amounts over the life of the Insured Mortgages.

(11) As of December 31, 1999 and 1998, the tax basis of the Insured Mortgages was approximately $71 million and $109 million, respectively.