Form 10-Q
period 2000-03-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 2000-05-12
CIK 811437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                     March 31, 2000
                                                          --------------

Commission file number                                        1-12724
                                                              -------



              AMERICAN INSURED MORTGAGE INVESTORS - L.P.- SERIES 88
               (Exact name of registrant as specified in charter)

           Delaware                                    13-3398206
 ------------------------------              ---------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 11200 Rockville Pike, Rockville, Maryland 20852
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (301) 816-2300
               --------------------------------------------------
              (Registrant's telephone number, including area code)







     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes [X] No [ ]

     As of March 31, 2000, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000


                                                                                                             PAGE
                                                                                                             ----
PART I.           Financial Information

Item 1.           Financial Statements

                    Balance Sheets - March 31, 2000 (unaudited) and December 31, 1999................          4

                    Statements of Income and Comprehensive Income - for the three
                      months ended March 31, 2000 and 1999 (unaudited) ..............................          5

                    Statement of Changes in Partners' Equity - for the three months ended
                      March 31, 2000 (unaudited).....................................................          6

                    Statements of Cash Flows - for the three months ended March 31, 2000
                      and 1999 (unaudited)...........................................................          7

                    Notes to Financial Statements (unaudited)........................................          8

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                      of Operations..................................................................         13

Item 2A.          Qualitative and Quantitative Disclosures About Market Risk ........................         16

PART II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K...................................................         17

Signature         ...................................................................................         18


PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                               March 31,       December 31,
                                                                 2000             1999
                                                             -------------     ------------
                                                          (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                               $ 52,287,388      $ 54,329,225
    Originated insured mortgages                                8,456,998         8,452,851
                                                             ------------      ------------
                                                               60,744,386        62,782,076

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Originated insured mortgages                                5,664,405         5,676,336
    Acquired insured mortgages                                    450,759           461,081
                                                             ------------      ------------
                                                                6,115,164         6,137,417

Cash and cash equivalents                                       3,320,829         9,412,244

Investment in affiliate                                         1,250,860         1,250,860

Notes receivable from affiliates and due from affiliates          693,585           658,493

Receivables and other assets                                    3,098,674         3,213,483
                                                             ------------      ------------
      Total assets                                           $ 75,223,498      $ 83,454,573
                                                             ============      ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                        $  3,424,578      $  9,625,841

Accounts payable and accrued expenses                             114,622           126,648
                                                             ------------      ------------
      Total liabilities                                         3,539,200         9,752,489
                                                             ------------      ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    8,802,091 Units issued and outstanding                     78,180,671        80,173,264
  General partners' deficit                                    (5,109,778)       (5,007,111)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                                         (618,750)         (618,750)
  Accumulated other comprehensive income                         (767,845)         (845,319)
                                                             ------------      ------------
      Total Partners' equity                                   71,684,298        73,702,084
                                                             ------------      ------------
      Total liabilities and partners' equity                 $ 75,223,498      $ 83,454,573
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

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                       For the three months ended
                                                                March 31,
                                                     ------------------------------
                                                         2000             1999
                                                     ------------       -----------
Income:
  Mortgage investment income                          $ 1,399,519       $ 2,035,583
  Interest and other income                                64,068            55,365
                                                      -----------       -----------
                                                        1,463,587         2,090,948
                                                      -----------       -----------

Expenses:
  Asset management fee to related parties                 190,881           272,871
  General and administrative                               50,316           161,412
                                                      -----------       -----------
                                                          241,197           434,283
                                                      -----------       -----------
Net earnings before gains on
  Mortgage dispositions                                 1,222,390         1,656,665

Net gains on mortgage dispositions                        106,928                 -
                                                      -----------       -----------

Net earnings                                          $ 1,329,318       $ 1,656,665
                                                      ===========       ===========

Other comprehensive income (loss)                          77,474          (992,100)
                                                      -----------       -----------
Comprehensive income                                  $ 1,406,792       $   664,565
                                                      -----------       -----------

Net earnings allocated to:
  Limited partners - 95.1%                            $ 1,264,181       $ 1,575,488
  General Partner -   4.9%                                 65,137            81,177
                                                      -----------       -----------
                                                      $ 1,329,318       $ 1,656,665
                                                      ===========       ===========

Net earnings per Unit of limited
  partnership interest - basic                        $      0.14       $      0.18
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

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 2000

                                   (Unaudited)

                                                                                       Repurchased     Accumulated
                                                                                         Limited         Other
                                                         General         Limited       Partnership    Comprehensive
                                                         Partner         Partner         Units           Income          Total
                                                       ------------    ------------    -----------    ------------    ------------
Balance, December 31, 1999                             $ (5,007,111)   $ 80,173,264    $  (618,750)   $   (845,319)   $ 73,702,084

  Net Earnings                                               65,137       1,264,181              -               -       1,329,318

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                             -               -              -          77,474          77,474

  Distributions paid or accrued of $0.37 per Unit,
     including return of capital of $0.23 per Unit         (167,804)     (3,256,774)             -               -      (3,424,578)
                                                       ------------    ------------    -----------    ------------    ------------

Balance, March 31, 2000                                $ (5,109,778)   $ 78,180,671    $  (618,750)   $   (767,845)   $ 71,684,298
                                                       ============    ============    ===========    ============    ============

Limited Partnership Units outstanding - basic, as
of March 31, 2000                                                         8,802,091
                                                                          =========

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

               AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                          For the three months ended
                                                                                                  March 31,
                                                                                             2000             1999
                                                                                          -----------      -----------
Cash flows from operating activities:
   Net earnings                                                                           $ 1,329,318      $ 1,656,665
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gain on mortgage dispositions                                                      (106,928)               -
      Changes in assets and liabilities:
         (Increase) decrease  in investment in affiliate, note
            receivable from affiliates and due from affiliates                                (35,092)          47,017
         (Decrease) increase in accounts payable and accrued expenses                         (12,026)         312,344
         Decrease in receivables and other assets                                             114,809            5,660
                                                                                          -----------      -----------

            Net cash provided by operating activities                                       1,290,081        2,021,686
                                                                                          -----------      -----------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                      186,998          253,216
   Proceeds from mortgage dispositions                                                      2,057,347                -
                                                                                          -----------      -----------

            Net cash provided by investing activities                                       2,244,345          253,216
                                                                                          -----------      -----------

Cash flows from financing activities:
   Distributions paid to partners                                                          (9,625,841)      (1,943,679)
                                                                                          -----------      -----------

            Net cash used in financing activities                                          (9,625,841)      (1,943,679)
                                                                                          -----------      -----------

Net (decrease) increase in cash and cash equivalents                                       (6,091,415)         331,223

Cash and cash equivalents, beginning of period                                              9,412,244        5,524,324
                                                                                          -----------      -----------

Cash and cash equivalents, end of period                                                  $ 3,320,829       $5,855,547
                                                                                          ===========       ==========



                   The accompanying notes are an integral part
                          of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.    ORGANIZATION

     American Insured Mortgage Investors L.P. - Series 88 (the "Partnership") was formed under the Uniform Limited Partnership Act of the State of Delaware on February 13, 1987. The Partnership Agreement ("Partnership Agreement") states that the Partnership will terminate on December 31, 2021, unless previously terminated under the provisions of the Partnership Agreement.

     CRIIMI, Inc. (the "General Partner") holds a partnership interest of 4.9% and is a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"). AIM
Acquisition Partners L.P. (the "Advisor") serves as the advisor to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

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

     On April 25, 2000, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Third Amended Joint Plan of Reorganization (the "Plan") and proposed Second Amended Disclosure Statement (the "Disclosure Statement") with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The Plan and Disclosure Statement were filed with the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually satisfactory unsecured debt documentation, the Plan also has the support of the Official Committee of Unsecured Creditors of CRIIMI MAE, which was previously pursuing its own plan of reorganization. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan. On April 25, 2000, the Bankruptcy Court held a hearing on approval of the Disclosure Statement filed by CRIIMI MAE and CRIIMI MAE Management, Inc. At the conclusion of the hearing, the Bankruptcy Court directed CRIIMI MAE and Citicorp Real Estate,Inc./Salomon Smith Barney Inc., the only creditor whose objection to the Disclosure Statement was before the Bankruptcy Court, to submit additional legal briefs by May 9, 2000. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.


2.    BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 2000 and December 31, 1999 and the results of its operations for the three months ended March 31, 2000 and 1999 and its cash flows for the three months ended March 31, 2000 and 1999.

     These unaudited  financial  statements  have been prepared  pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1999.

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

3.    INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES

     Fully Insured Mortgage Investments
     ----------------------------------

     Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Certificates and GNMA Mortgage-Backed Securities:

                                                              March 31, 2000           December 31, 1999
                                                              --------------           -----------------
Number of:
  GNMA Mortgage-Backed Securities (1)                                    19                       20
  FHA-Insured Certificates (2)                                            2                        2
  Amortized Cost                                               $ 53,661,919             $ 55,763,736
  Face Value                                                     53,619,881               55,736,170
  Fair Value                                                     52,287,388               54,329,225

(1) In March 2000, the mortgage on Linville Manor was prepaid. The Partnership received net proceeds of approximately $2.0 million and recognized a gain of approximately $107,000. A distribution of approximately $0.22 per Unit related to the prepayment of this mortgage was declared in March and was paid to Unitholders in May 2000.
(2) In May 2000, the mortgage on Park Avenue Plaza was prepaid. The Partnership received net proceeds of approximately $1.9 million and expects to recognize a gain of approximately $95,000. The Partnership expects to declare approximately $0.22 per Unit in May 2000, related to the prepayment of this mortgage.

     As of May 1, 2000, all fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities were current with respect to the payment of principal and interest.

     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with HUD. The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of March 31, 2000, the Partnership had received approximately $10.2 million of the assignment proceeds, including partial repayment of the outstanding principal and accrued interest. HUD has disallowed approximately $1.65 million of the assignment claim, which is included in Receivables and Other Assets. The General Partner retained counsel in this matter and is actively pursuing litigation against the loan servicer, Greystone Servicing Contract, Inc. ("Greystone"), for the amount disallowed by HUD. On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone in the Circuit Court of Fauquier County, Virginia. The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396, the amount disallowed by HUD, plus interest, attorneys' fees and costs. In the Motion for Judgement, the General Partner alleges as follows: Pursuant to a mortgage servicing contract, the Participation and Servicing Agreement ("PSA"), Greystone was obligated to ensure that the requirements for preserving HUD insurance on the loan was satisfied. Specifically, the PSA required Greystone to prepare a written notice of default in the event the borrower defaulted on the mortgage loan repayment obligation and to file notice of such default with HUD within thirty (30) days after an uncured borrower's cure period. Due to Greystone's failure to timely file a notice of default with HUD, HUD applied a surcharge of $1,653,396 to the insurance proceeds due AIM 88, as permitted pursuant to the FHA Insurance Contract. On February 28, 2000, American Insured Mortgage Investors, L.P.-Series 88 and Greystone Servicing Corporation, Inc. presented oral arguments for summary judgement before the Court in this matter and the Court has taken those Motions under advisement. A trial date has been set for the end of July 2000 and a ruling on these Motions may be issued at any time. The Partnership believes that the allowance for loan losses of $375,000 as of March 31, 2000, is sufficient to provide for amounts that may not be recovered from the servicer.

     Coinsured by affiliate
     ----------------------

     As of March 31, 2000 and December 31, 1999, the Partnership held an investment in one FHA-Insured Certificate secured by a coinsured mortgage, where the coinsurance lender is Integrated Funding Inc. (IFI), an affiliate of the Partnership.

     As of May 1, 2000, the IFI coinsured mortgage, as shown in the table below, was current with respect to the payment of principal and interest.

                                         March 31, 2000                                       December 31, 1999
                        ------------------------------------------------      ------------------------------------------------
                         Amortized           Face              Fair            Amortized           Face             Fair
                           Cost              Value             Value             Cost              Value            Value
                        ------------      ------------      ------------      ------------      ------------     -------------
Summerwind Apts.-
Phase II                $  7,850,311      $  9,211,287      $  8,456,998      $  7,863,659      $  9,231,460      $  8,452,851

     Coinsured by third party
     ------------------------

     The mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. On October 14, 1993, Patrician filed a foreclosure action on the property underlying this coinsured mortgage. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U.S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $3 million. A distribution of approximately $0.32 per Unit related to the sale was declared in November 1999 and was paid to Unitholders in February 2000. Prior to the sale, the mortgagor had made payments of principal and interest due on the mortgage through November 1995 to the Partnership. The remaining balance due, including accrued interest, as of March 31, 2000, is approximately $2 million and is expected to be received by the end of 2000. The amount of the Partnership's investment in this mortgage represents the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by AIM 86, an affiliate of the Partnership. The Partnership does not expect to recognize a loss related to this disposition, as it expects to recover the amounts due from Patrician.

4.    INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in fully insured originated FHA-Insured Loans as of March 31, 2000 and December 31, 1999:

                                                              March 31, 2000            December 31, 1999
                                                              --------------            -----------------
Number of Mortgages                                                      1                         1
Amortized Cost                                                  $5,664,405                $5,676,336
Face Value                                                       5,664,405                 5,676,336
Fair Value                                                       5,158,013                 5,169,038

     Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Loans as of March 31, 2000 and December 31, 1999:

                                                              March 31, 2000            December 31, 1999
                                                              --------------            -----------------
Number of Mortgages                                                      1                         1
Amortized Cost                                                 $   450,759               $   461,081
Face Value                                                         450,151                   460,441
Fair Value                                                         445,445                   459,177

     As of May 1, 2000, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

     In addition to base interest payments from fully insured FHA-Insured Loans, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). The one originated FHA-Insured Loan contained Participations. During the three months ended March 31, 2000 and 1999, the Partnership received nothing from the Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.


5.    DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 2000 and 1999 are as follows:

Quarter ended March 31,                              2000             1999
-----------------------                             -------          -------
                                                    $  0.37(1)       $  0.61(2)
                                                    -------          -------
                                                    $  0.37          $  0.61
                                                    =======          =======

(1) This amount includes approximately $0.22 per Unit representing net proceeds from the prepayment of the mortgage on Linville Manor.
(2) This amount includes approximately $0.37 per Unit representing net proceeds from the prepayment of the mortgage on Olde Mill Apartments.

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


6.    TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three months ended March 31, 2000 and 1999, have earned or received compensation or payments for services from the Partnership as follows:

                        COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                        -----------------------------------------------

                                                                   For the three months
                                 Capacity in Which                    ended March 31,
Name of Recipient                   Served/Item                    2000             1999
-----------------             ----------------------------       ---------        ---------
CRIIMI, Inc.(1)               General Partner/Distribution       $ 167,804        $ 276,650

AIM Acquisition               Advisor/Asset Management Fee         190,881          272,871
   Partners, L.P. (2)

CRIIMI MAE Management,        Affiliate of General Partner/         11,842            9,578
   Inc.                         Expense Reimbursement

(1)   The General Partner, pursuant to amendments to the Partnership Agreement, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the Partnership Agreement).

(2)   The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested
      Assets (as defined in the Partnership Agreement).  CRIIMI MAE Services Limited Partnership (CMSLP), the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee.  Of the amounts paid to the Advisor, CMSLP earned a fee equal to $54,647 and $80,421 for the three months ended March 31,
      2000 and 1999, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE Inc., which filed for protection under chapter 11 of the Bankruptcy Code.


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

PART I.       FINANCIAL INFORMATION
ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "contemplates," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters,
(ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

General
-------

     As of March 31, 2000, the Partnership had invested in 24 Insured Mortgages with an aggregate amortized cost of approximately $68 million, a face value of approximately $69 million and a fair value of approximately $66 million.

     As  of  May  1,   2000,   all  of  the   FHA-Insured   Certificates,   GNMA
Mortgage-Backed Securities and FHA-Insured Loans were current with respect to the payment of principal and interest.

     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with HUD. The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of March 31, 2000, the Partnership had received approximately $10.2 million of the assignment proceeds, including partial repayment of the outstanding principal and accrued interest. HUD has disallowed approximately $1.65 million of the assignment claim, which is included in Receivables and Other Assets. The General Partner retained counsel in this matter and is actively pursuing litigation against the loan servicer, Greystone Servicing Contract, Inc. ("Greystone"), for the amount disallowed by HUD. On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone in the Circuit Court of Fauquier County, Virginia. The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396, the amount disallowed by HUD, plus interest, attorneys' fees and costs. In the Motion for Judgement, the General Partner alleges as follows: Pursuant to a mortgage servicing contract, the Participation and Servicing Agreement ("PSA"), Greystone was obligated to ensure that the requirements for preserving HUD insurance on the loan was satisfied. Specifically, the PSA required Greystone to prepare a written notice of default in the event the borrower defaulted on the mortgage loan repayment obligation and to file notice of such default with HUD within thirty (30) days after an uncured borrower's cure period. Due to Greystone's failure to timely file a notice of default with HUD, HUD applied a surcharge of $1,653,396 to the insurance proceeds due AIM 88, as permitted pursuant to the FHA Insurance Contract. On February 28, 2000, American Insured Mortgage Investors, L.P.-Series 88 and Greystone Servicing Corporation, Inc. presented oral arguments for summary judgement before the Court in this matter and the Court has taken those Motions under advisement. A trial date has been set for the end of July 2000 and a ruling on these Motions may be issued at any time. The Partnership believes that the allowance for loan losses of $375,000 as of March 31, 2000, is sufficient to provide for amounts that may not be recovered from the servicer.

Results of Operations
---------------------

     Net earnings decreased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, primarily due to a decrease in mortgage investment income, as discussed below. This decrease is partially offset by a decrease in general and administrative expense, a decrease in asset management fee to related parties and an increase in net gains on mortgage dispositions.

     Mortgage investment income decreased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of seven mortgage dispositions with an aggregate principal balance of approximately $38 million, representing an approximate 35% decrease in the aggregate principal balance of the total mortgage portfolio since March 1999.

     Interest and other income increased for the three months ended March 31, 2000 as compared to the corresponding period in 1999, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fee to related parties decreased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, due to the reduction in the mortgage base, as discussed previously.

     General and administrative expenses decreased for the three months ended March 31, 2000 as compared to the corresponding period in 1999. This decrease is primarily the result of a decrease in legal expenses related to the mortgage on Water's Edge of New Jersey.

     Net gains on mortgage dispositions increased for the three months ended March 31, 2000, as compared to the corresponding period in 1999. During the first three months of 2000, the Partnership recognized a gain of approximately $107,000 from the prepayment of the mortgage on Linville Manor. During the first three months of 1999, the Partnership recognized no gains or losses.

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

     On April 25, 2000, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Third Amended Joint Plan of Reorganization (the "Plan") and proposed Second Amended Disclosure Statement (the "Disclosure Statement") with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The Plan and Disclosure Statement were filed with the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually satisfactory unsecured debt documentation, the Plan also has the support of the Official Committee of Unsecured Creditors of CRIIMI MAE, which was previously pursuing its own plan of reorganization. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan. On April 25, 2000, the Bankruptcy Court held a hearing on approval of the Disclosure Statement filed by CRIIMI MAE and CRIIMI MAE Management, Inc. At the conclusion of the hearing, the Bankruptcy Court directed CRIIMI MAE and Citicorp Real Estate,Inc./Salomon Smith Barney Inc., the only creditor whose objection to the Disclosure Statement was before the Bankruptcy Court, to submit additional legal briefs by May 9, 2000. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments are the Partnership's principal sources of cash flows and were sufficient during the first three months of 2000 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to
(1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of insured mortgages and professional fees and foreclosure costs incurred in connection with those insured mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, primarily due to the decrease in mortgage base and a decrease in the change in accounts payable and accrued expenses. The change in accounts payable and accrued expenses is due to the timing of the quarterly asset management fee to related parties.

     Net cash provided by investing activities increased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, primarily due to an increase in the receipt of proceeds from mortgage dispositions. This increase was partially offset by a decrease in scheduled principal payments as a result of the reduction in mortgage base.

     Net cash used in financing activities increased for the three months ended March 31, 2000, as compared to the corresponding period in 1999, due to an increase in the amount of distributions paid to partners during the first three months of 2000, as compared to the same period in 1999.

ITEM 2A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of the Partnership's assets.

     Management has determined that there has not been a material change as of March 31, 2000, in market risk from December 31, 1999 as reported in the Partnership's Annual Report Form 10-K for the year ended December 31, 1999.

PART II.      OTHER INFORMATION
ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2000.

      The exhibits filed as part of this report are listed below:

        Exhibit No.                                Description
        -----------                              ---------------

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

                                                     AMERICAN INSURED MORTGAGE
                                                     INVESTORS L.P. - SERIES 88
                                                     (Registrant)

                                                      By:   CRIIMI, Inc.
                                                            General Partner


May 12, 2000                                          /s/ Cynthia O. Azzara
------------                                          ---------------------
Date                                                  Cynthia O. Azzara
                                                      Principal Financial and
                                                      Accounting Officer