Form 10-Q
period 2000-06-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 2000-08-10
CIK 811437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                             June 30, 2000
                                                                  -------------

Commission file number                                               1-12724
                                                                  -------------



               AMERICAN INSURED MORTGAGE INVESTORS L.P.- SERIES 88
               ---------------------------------------------------
               (Exact name of registrant as specified in charter)

          Delaware                                   13-3398206
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

11200 Rockville Pike, Rockville, Maryland                         20852
-----------------------------------------                       ----------
(Address of principal executive offices)                        (Zip Code)

                                 (301) 816-2300
                                 --------------








     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of June 30, 2000, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                                                                                              PAGE
                                                                                                              ----

PART I.           Financial Information

Item 1.           Financial Statements

                    Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999.................          4

                    Statements of Income and Comprehensive Income - for the three and
                      six months ended June 30, 2000 and 1999 (unaudited) ...........................          5

                    Statement of Changes in Partners' Equity - for the six months ended
                      June 30, 2000 (unaudited)......................................................          6

                    Statements of Cash Flows - for the six months ended June 30, 2000
                      and 1999 (unaudited)...........................................................          7

                    Notes to Financial Statements (unaudited)........................................          8

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                    of Operations....................................................................         13

Item 2A.          Qualitative and Quantitative Disclosures About Market Risk ........................         15

PART II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K...................................................         16

Signature         ...................................................................................         17

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                             June 30,        December 31,
                                                               2000             1999
                                                           ------------      ------------
                                                          (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                             $ 49,908,291      $ 54,329,225
    Originated insured mortgages                              8,284,653         8,452,851
                                                           ------------      ------------
                                                             58,192,944        62,782,076

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Originated insured mortgages                              5,652,233         5,676,336
    Acquired insured mortgages                                        -           461,081
                                                           ------------      ------------
                                                              5,652,233         6,137,417

Cash and cash equivalents                                     3,799,878         9,412,244

Investment in affiliate                                       1,233,455         1,250,860

Notes receivable from affiliates and due from affiliates        658,486           658,493

Receivables and other assets                                  3,075,819         3,213,483
                                                           ------------      ------------
      Total assets                                         $ 72,612,815      $ 83,454,573
                                                           ============      ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $  3,887,359      $  9,625,841

Accounts payable and accrued expenses                           125,730           126,648
                                                           ------------      ------------
      Total liabilities                                       4,013,089         9,752,489
                                                           ------------      ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    8,802,091 Units issued and outstanding                   75,674,305        80,173,264
  General partners' deficit                                  (5,238,919)       (5,007,111)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                                       (618,750)         (618,750)
  Accumulated other comprehensive income                     (1,216,910)         (845,319)
                                                           ------------      ------------
      Total Partners' equity                                 68,599,726        73,702,084
                                                           ------------      ------------
      Total liabilities and partners' equity               $ 72,612,815      $ 83,454,573
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

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                      For the three months ended       For the six months ended
                                                                June 30,                       June 30,
                                                      --------------------------      --------------------------
                                                         2000           1999             2000           1999
                                                      -----------    -----------      -----------    -----------
Income:
  Mortgage investment income                          $ 1,327,960    $ 1,851,339      $ 2,727,479    $ 3,886,921
  Interest and other income                                54,740        152,925          118,808        208,290
                                                      -----------    -----------      -----------    -----------
                                                        1,382,700      2,004,264        2,846,287      4,095,211
                                                      -----------    -----------      -----------    -----------

Expenses:
  Asset management fee to related parties                 177,670        264,949          368,551        537,820
  General and administrative                               53,186         66,110          103,502        227,522
                                                      -----------    -----------      -----------    -----------
                                                          230,856        331,059          472,053        765,342
                                                      -----------    -----------      -----------    -----------
Net earnings before gains on
  mortgage dispositions                                 1,151,844      1,673,205        2,374,234      3,329,869

Net gains on mortgage dispositions                        100,008        876,559          206,936        876,559
                                                      -----------    -----------      -----------     ----------

Net earnings                                          $ 1,251,852    $ 2,549,764      $ 2,581,170    $ 4,206,428
                                                      ===========    ===========      ===========    ===========

Other comprehensive (loss) income                        (449,065)     1,111,451         (371,591)       119,351
                                                      -----------    -----------      -----------    -----------
Comprehensive income                                  $   802,787    $ 3,661,215      $ 2,209,579    $ 4,325,779
                                                      -----------    -----------      -----------    -----------

Net earnings allocated to:
  Limited partners - 95.1%                            $ 1,190,511    $ 2,424,826      $ 2,454,693    $ 4,000,313
  General Partner -   4.9%                                 61,341        124,938          126,477        206,115
                                                      -----------    -----------      -----------    -----------
                                                      $ 1,251,852    $ 2,549,764      $ 2,581,170    $ 4,206,428
                                                      ===========    ===========      ===========    ===========

Net earnings per Unit of limited
  partnership interest - basic                        $      0.14    $      0.27      $      0.28    $      0.45
                                                      ===========    ===========      ===========    ===========

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                     For the six months ended June 30, 2000

                                   (Unaudited)

                                                                                    Repurchased       Accumulated
                                                                                      Limited            Other
                                                       General        Limited        Partnership       Comprehensive
                                                       Partner        Partner          Units             Income           Total
                                                    ------------    ------------    ------------      ------------     ------------

Balance, December 31, 1999                          $ (5,007,111)   $ 80,173,264    $   (618,750)     $   (845,319)    $ 73,702,084

  Net Earnings                                           126,477       2,454,693               -                 -        2,581,170

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                          -               -               -          (371,591)        (371,591)

  Distributions paid or accrued of $0.79 per Unit,
     including return of capital of $0.51 per Unit      (358,285)     (6,953,652)              -                 -       (7,311,937)
                                                    ------------    ------------    ------------      ------------     ------------

Balance, June 30, 2000                              $ (5,238,919)   $ 75,674,305    $   (618,750)     $ (1,216,910)    $ 68,599,726
                                                    ============    ============    ============      ============     ============

Limited Partnership Units outstanding - basic, as
  of June 30, 2000                                                     8,802,091
                                                                       =========

                  The accompanying notes are an integral part
                         of these financial statements.

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

               AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                             For the six months ended
                                                                                                     June 30,
                                                                                              2000             1999
                                                                                          ------------     ------------
Cash flows from operating activities:
   Net earnings                                                                           $  2,581,170     $  4,206,428
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gain on mortgage dispositions                                                       (206,936)        (876,559)
      Changes in assets and liabilities:
         Decrease in investment in affiliate, note
            receivable from affiliates and due from affiliates                                  17,412           63,131
        (Decrease) increase in accounts payable and accrued expenses                              (918)         141,054
         Decrease in receivables and other assets                                              137,664           34,068
                                                                                          ------------     ------------

            Net cash provided by operating activities                                        2,528,392        3,568,122
                                                                                          ------------     ------------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                       362,871          470,326
   Proceeds from mortgage dispositions                                                       4,546,790       27,903,294
                                                                                          ------------     ------------

            Net cash provided by investing activities                                        4,909,661       28,373,620
                                                                                          ------------     ------------

Cash flows from financing activities:
   Distributions paid to partners                                                          (13,050,419)      (7,589,604)
                                                                                          ------------     ------------

            Net cash used in financing activities                                          (13,050,419)      (7,589,604)
                                                                                          ------------     ------------


Net (decrease) increase in cash and cash equivalents                                        (5,612,366)      24,352,138

Cash and cash equivalents, beginning of period                                               9,412,244        5,524,324
                                                                                          ------------     ------------

Cash and cash equivalents, end of period                                                  $  3,799,878     $ 29,876,462
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

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CRIIMI MAE Services, Inc., an affiliate of CRIIMI MAE.

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

     On April 25, 2000, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Plan") and proposed Second Amended Disclosure Statement (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Proposed Disclosure Statement") with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The Plan and Proposed Disclosure Statement were filed with the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually satisfactory unsecured debt documentation, the Plan also has the support of the Official Committee of Unsecured Creditors of CRIIMI MAE, which was previously pursuing its own plan of reorganization. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan.

     Beginning on April 25, 2000, the Bankruptcy Court held a hearing on approval of the Proposed Disclosure Statement filed by CRIIMI MAE and CRIIMI MAE Management, Inc. At the conclusion of the hearing, the Bankruptcy Court directed CRIIMI MAE and Salomon Smith Barney Inc./Citicorp Securities, Inc. and Citicorp Real Estate, Inc. (together "Citigroup"), the only creditor whose objection to the Proposed Disclosure Statement was before the Bankruptcy Court, to submit additional legal briefs by May 9, 2000. On July 12, 2000, the Bankruptcy Court entered an order overruling the objections raised by Citigroup. On July 21, 2000, CRIIMI MAE and Citigroup reached a settlement regarding the treatment of Citigroup's claims under the Plan. The settlement resolved Citigroup's objections to the Proposed Disclosure Statement.

     The Bankruptcy Court has scheduled a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and all equity security holders in connection with the Plan. Once the Proposed Disclosure Statement has been approved by the Bankruptcy Court, the Plan will be sent together with the approved Disclosure Statement to members of all classes of impaired creditors and all equity security holders for acceptance or rejection. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.


2.    BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 2000 and December 31, 1999 and the results of its operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six months ended June 30, 2000 and 1999.

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

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES

Fully Insured Mortgage Investments
----------------------------------

     Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Certificates and GNMA Mortgage-Backed Securities:

                                                               June 30, 2000          December 31, 1999
                                                               -------------          -----------------
Number of:
  GNMA Mortgage-Backed Securities (1)                                    19                       20
  FHA-Insured Certificates (2)                                            1                        2
  Amortized Cost                                               $ 51,573,226             $ 55,763,736
  Face Value                                                     51,532,327               55,736,170
  Fair Value                                                     49,908,291               54,329,225

(1) In March 2000, the mortgage on Linville Manor was prepaid. The Partnership received net proceeds of approximately $2.0 million and recognized a gain of approximately $107,000. A distribution of approximately $0.22 per Unit related to the prepayment of this mortgage was declared in March and was paid to Unitholders in May 2000.
(2) In May 2000, the mortgage on Park Avenue Plaza was prepaid. The Partnership received net proceeds of approximately $2.0 million and recognized a gain of approximately $95,000. A distribution of approximately $0.22 per Unit related to the prepayment of this mortgage was declared in May and was paid to Unitholders in August 2000.

     As of August 1, 2000, all fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities were current with respect to the payment of principal and interest.

     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with HUD. The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of June 30, 2000, the Partnership had received approximately $10.2 million of the assignment proceeds, including partial repayment of the outstanding principal and accrued interest. HUD has disallowed approximately $1.65 million of the assignment claim, which is included in Receivables and Other Assets. The General Partner retained counsel in this matter and is actively pursuing litigation against the loan servicer, Greystone Servicing Contract, Inc. ("Greystone"), for the amount disallowed by HUD. On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone in the Circuit Court of Fauquier County, Virginia (the "Court"). The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396, the amount disallowed by HUD, plus interest, attorneys' fees and costs. In the Motion for Judgement, the General Partner alleges as follows:
Pursuant to a mortgage servicing contract, the Participation and Servicing Agreement ("PSA"), Greystone was obligated to ensure that the requirements for preserving HUD insurance on the loan was satisfied. Specifically, the PSA required Greystone to prepare a written notice of default in the event the borrower defaulted on the mortgage loan repayment obligation and to file notice of such default with HUD within thirty (30) days after an uncured borrower's cure period. Due to Greystone's failure to timely file a notice of default with HUD, HUD applied a surcharge of $1,653,396 to the insurance proceeds due AIM 88, as permitted pursuant to the FHA Insurance Contract. On February 28, 2000, AIM 88 and Greystone Servicing Corporation, Inc. presented oral arguments for summary judgement before the Court in this matter. In May 2000, the Court granted the motion for summary judgement of the Partnership, in part. Final judgement is still outstanding. The trial date, originally set for July 2000, has been rescheduled for October 2000. The Partnership believes that the allowance for loan losses of $375,000 as of June 30, 2000, is sufficient to provide for amounts that may not be recovered from the servicer.

Coinsured by affiliate
----------------------

     As of June 30, 2000 and December 31, 1999, the Partnership held an investment in one FHA-Insured Certificate secured by a coinsured mortgage, where the coinsurance lender is Integrated Funding Inc. (IFI), an affiliate of the Partnership.

     As of August 1, 2000, the IFI coinsured mortgage, as shown in the table below, was current with respect to the payment of principal and interest.

                                        June 30, 2000                                       December 31, 1999
                       -----------------------------------------------       -----------------------------------------------
                        Amortized           Face              Fair            Amortized           Face              Fair
                          Cost              Value             Value             Cost              Value             Value
                       -----------       -----------       -----------       -----------       -----------       -----------
Summerwind Apts.-
  Phase II             $ 7,836,628       $ 9,190,678       $ 8,284,653       $ 7,863,659       $ 9,231,460       $ 8,452,851

Coinsured by third party
------------------------

     The mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. On October 14, 1993, Patrician filed a foreclosure action on the property underlying this coinsured mortgage. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U.S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $3 million. A distribution of approximately $0.32 per Unit related to the sale was declared in November 1999 and was paid to Unitholders in February 2000. Prior to the sale, the mortgagor had made payments of principal and interest due on the mortgage through November 1995 to the Partnership. The remaining balance due, including accrued interest, as of June 30, 2000, is approximately $2.2 million and is expected to be received by the end of 2000. The amount of the Partnership's investment in this mortgage represents the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by AIM 86, an affiliate of the Partnership. The Partnership does not expect to recognize a loss related to this disposition, as it expects to recover the amounts due from Patrician.

4.    INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in fully insured originated FHA-Insured Loans as of June 30, 2000 and December 31, 1999:

                                                               June 30, 2000           December 31, 1999
                                                               -------------           -----------------
Number of Mortgages                                                      1                         1
Amortized Cost                                                 $ 5,652,233               $ 5,676,336
Face Value                                                       5,652,233                 5,676,336
Fair Value                                                       5,087,891                 5,169,038

     Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Loans as of June 30, 2000 and December 31, 1999:

                                                               June 30, 2000           December 31, 1999
                                                               -------------           -----------------
Number of Mortgages (1)                                                  -                         1
Amortized Cost                                                 $         -               $   461,081
Face Value                                                               -                   460,441
Fair Value                                                               -                   459,177

(1) In May 2000, the mortgage on Kingsway Apartments was prepaid. The Partnership received net proceeds of approximately $455,000 and recognized a gain of approximately $4,600. A distribution of approximately $0.05 per Unit related to the prepayment of this mortgage was declared in May and was paid to Unitholders in August 2000.

     As of August 1, 2000, all of the Partnership's FHA-Insured Loans were current with respect to the payment of principal and interest.

     In addition to base interest payments from fully insured FHA-Insured Loans, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). The one originated FHA-Insured Loan contained a Participation. During the six months ended June 30, 2000 and 1999, the Partnership received nothing from this Participation. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

5.    DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 2000 and 1999 are as follows:
                                                     2000             1999
                                                    -------          -------

Quarter ended March 31,                             $  0.37(1)       $  0.61(3)
Quarter ended June 30,                                 0.42(2)          3.26(4)
                                                    -------          -------
                                                    $  0.79          $  3.87
                                                    =======          =======

(1) This amount includes approximately $0.22 per Unit representing net proceeds from the prepayment of the mortgage on Linville Manor.
(2) This amount includes approximately $0.27 per Unit representing net proceeds from the prepayment of the mortgages on Park Avenue Plaza and Kingsway Apartments.
(3) This amount includes approximately $0.37 per Unit representing net proceeds from the prepayment of the mortgage on Olde Mill Apartments.
(4) This amount includes approximately $3.02 per Unit representing net proceeds from the prepayment of the mortgages on Seven Springs Apartments, Kon Tiki Apartments and The Breakers at Golf Mill.

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

6.    TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and six months ended June 30, 2000 and 1999, have earned or received compensation or payments for services from the Partnership as follows:

                        COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                        -----------------------------------------------

                                                                For the three months          For the six months
                               Capacity in Which                    ended June 30,              ended June 30,
Name of Recipient                 Served/Item                   2000           1999           2000           1999
-----------------          ----------------------------      -----------    -----------    -----------    -----------
CRIIMI, Inc.(1)            General Partner/Distribution      $   190,481    $ 1,478,492    $   358,285    $ 1,755,142

AIM Acquisition            Advisor/Asset Management Fee          177,670        264,949        368,551        537,820
   Partners, L.P. (2)

CRIIMI MAE Management,     Affiliate of General Partner/          12,438          5,254         24,281         14,832
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

(2)  The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset
     Management Fee equal to 0.95% of Total  Invested  Assets (as defined in the
     Partnership Agreement). CRIIMI MAE Services Limited Partnership (CMSLP), the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total
     Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $53,161 and $107,808 for the three and six months ended June 30, 2000, respectively, and $78,085 and $158,506 for the three and six months ended June 30, 1999, respectively.
     The limited  partner of CMSLP is a wholly  owned  subsidiary  of CRIIMI MAE
     Inc., which filed for protection under chapter 11 of the Bankruptcy Code.

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

Year 2000
---------

     During the transition from 1999 to 2000, the Partnership did not experience any significant problems or errors in its information technology systems or date-sensitive embedded technology that controls certain systems. Based on operations since January 1, 2000, the Partnership does not expect any significant impact to its business, operations, or financial condition as a result of the Year 2000 issue. However, it is possible that the full impact of the date change has not been fully recognized. The Partnership is not aware of any significant Year 2000 problems affecting third parties with which the Partnership interfaces directly or indirectly.

General
-------

     As of June 30, 2000, the Partnership had invested in 22 Insured Mortgages with an aggregate amortized cost of approximately $65 million, a face value of approximately $66 million and a fair value of approximately $63 million.

     As  of  August  1,  2000,  all  of  the  FHA-Insured   Certificates,   GNMA
Mortgage-Backed Securities and FHA-Insured Loans were current with respect to the payment of principal and interest.

     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with HUD. The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of June 30, 2000, the Partnership had received approximately $10.2 million of the assignment proceeds, including partial repayment of the outstanding principal and accrued interest. HUD has disallowed approximately $1.65 million of the assignment claim, which is included in Receivables and Other Assets. The General Partner retained counsel in this matter and is actively pursuing litigation against the loan servicer, Greystone Servicing Contract, Inc. ("Greystone"), for the amount disallowed by HUD. On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone in the Circuit Court of Fauquier County, Virginia (the "Court"). The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396, the amount disallowed by HUD, plus interest, attorneys' fees and costs. In the Motion for Judgement, the General Partner alleges as follows:
Pursuant to a mortgage servicing contract, the Participation and Servicing Agreement ("PSA"), Greystone was obligated to ensure that the requirements for preserving HUD insurance on the loan was satisfied. Specifically, the PSA required Greystone to prepare a written notice of default in the event the borrower defaulted on the mortgage loan repayment obligation and to file notice of such default with HUD within thirty (30) days after an uncured borrower's cure period. Due to Greystone's failure to timely file a notice of default with HUD, HUD applied a surcharge of $1,653,396 to the insurance proceeds due AIM 88, as permitted pursuant to the FHA Insurance Contract. On February 28, 2000, AIM 88 and Greystone Servicing Corporation, Inc. presented oral arguments for summary judgement before the Court in this matter. In May 2000, the Court granted the motion for summary judgement of the Partnership, in part. Final judgement is still outstanding. The trial date, originally set for July 2000, has been rescheduled for October 2000. The Partnership believes that the allowance for loan losses of $375,000 as of June 30, 2000, is sufficient to provide for amounts that may not be recovered from the servicer.

Results of Operations
---------------------

     Net earnings decreased for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, primarily due to a decrease in mortgage investment income and net gains on mortgage dispositions, as discussed below. This decrease is partially offset by a decrease in general and administrative expense and a decrease in asset management fee to related parties.

     Mortgage investment income decreased for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, due to a reduction in the mortgage base. The mortgage base decreased as a result of nine mortgage dispositions with an aggregate principal balance of approximately $40 million, representing an approximate 37% decrease in the aggregate principal balance of the total mortgage portfolio since March 1999.

     Interest and other income decreased for the three and six months ended June 30, 2000 as compared to the corresponding periods in 1999, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fee to related parties decreased for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999, due to the reduction in the mortgage base, as discussed previously.

     General and administrative expenses decreased for the three and six months ended June 30, 2000 as compared to the corresponding periods in 1999. This decrease is primarily the result of a decrease in legal expenses related to the mortgage on Water's Edge of New Jersey.

     Net gains on mortgage dispositions decreased for the three and six months ended June 30, 2000, as compared to the corresponding periods in 1999. During the first six months of 2000, gains of approximately $207,000 were recognized from the prepayment of the mortgages on Linville Manor, Park Avenue Plaza and Kingsway Apartments. During the first six months of 1999, net gains of approximately $877,000 were recognized from the prepayment of the mortgages on Seven Springs Apartments, Kon Tiki Apartments and The Breakers at Golf Mill.

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

     On April 25, 2000, CRIIMI MAE and CRIIMI MAE Management, Inc. filed their Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Plan") and proposed Second Amended Disclosure Statement (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Proposed Disclosure Statement") with the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court"). The Plan and Proposed Disclosure Statement were filed with the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually satisfactory unsecured debt documentation, the Plan also has the support of the Official Committee of Unsecured Creditors of CRIIMI MAE, which was previously pursuing its own plan of reorganization. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan.

     Beginning on April 25, 2000, the Bankruptcy Court held a hearing on approval of the Proposed Disclosure Statement filed by CRIIMI MAE and CRIIMI MAE Management, Inc. At the conclusion of the hearing, the Bankruptcy Court directed CRIIMI MAE and Salomon Smith Barney Inc./Citicorp Securities, Inc. and Citicorp Real Estate, Inc. (together "Citigroup"), the only creditor whose objection to the Proposed Disclosure Statement was before the Bankruptcy Court, to submit additional legal briefs by May 9, 2000. On July 12, 2000, the Bankruptcy Court entered an order overruling the objections raised by Citigroup. On July 21, 2000, CRIIMI MAE and Citigroup reached a settlement regarding the treatment of Citigroup's claims under the Plan. The settlement resolved Citigroup's objections to the Proposed Disclosure Statement.

     The Bankruptcy Court has scheduled a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and all equity security holders in connection with the Plan. Once the Proposed Disclosure Statement has been approved by the Bankruptcy Court, the Plan will be sent together with the approved Disclosure Statement to members of all classes of impaired creditors and all equity security holders for acceptance or rejection. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments are the Partnership's principal sources of cash flows and were sufficient during the first six months of 2000 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to
(1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of insured mortgages and professional fees and foreclosure costs incurred in connection with those insured mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased for the six months ended June 30, 2000, as compared to the corresponding period in 1999, primarily due to the decrease in mortgage base, as discussed previously.

     Net cash provided by investing activities decreased for the six months ended June 30, 2000, as compared to the corresponding period in 1999, primarily due to a decrease in the receipt of proceeds from mortgage dispositions.

     Net cash used in financing activities increased for the six months ended June 30, 2000, as compared to the corresponding period in 1999, due to an increase in the amount of distributions paid to partners during the first six months of 2000, as compared to the same period in 1999.

ITEM 2A.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of the Partnership's assets.

     Management has determined that there has not been a material change as of June 30, 2000, in market risk from December 31, 1999 as reported in the Partnership's Annual Report Form 10-K for the year ended December 31, 1999.

PART II.      OTHER INFORMATION
ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended June 30, 2000.

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

                                                     AMERICAN INSURED MORTGAGE
                                                     INVESTORS L.P. - SERIES 88
                                                     (Registrant)

                                                     By:      CRIIMI, Inc.
                                                              General Partner


August 10, 2000                                      /s/ Cynthia O. Azzara
---------------                                      ---------------------
Date                                                 Cynthia O. Azzara
                                                     Principal Financial and
                                                     Accounting Officer