Form 10-Q
period 2000-09-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 2000-11-14
CIK 811437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                         September 30, 2000
                                                              ------------------

Commission file number                                              1-12724
                                                              ------------------


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

                 11200 Rockville Pike, Rockville, Maryland 20852
                 -----------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (301) 816-2300
                                 --------------



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 30, 2000, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                                                                                             PAGE

PART I.           Financial Information

Item 1.           Financial Statements

                    Balance Sheets - September 30, 2000 (unaudited) and December 31, 1999............          3

                    Statements of Income and Comprehensive Income - for the three and
                      nine months ended September 30, 2000 and 1999 (unaudited) .....................          4

                    Statement of Changes in Partners' Equity - for the nine months ended
                      September 30, 2000 (unaudited).................................................          5

                    Statements of Cash Flows - for the nine months ended September 30, 2000
                      and 1999 (unaudited)...........................................................          6

                    Notes to Financial Statements (unaudited)........................................          7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                    of Operations....................................................................         14

Item 2A.          Qualitative and Quantitative Disclosures About Market Risk ........................         17

PART II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K...................................................         18

Signature         ...................................................................................         19

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                          September 30,      December 31,
                                                              2000               1999
                                                          --------------    --------------
                                                           (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                             $ 50,303,293      $ 54,329,225
    Originated insured mortgages                              8,378,787         8,452,851
                                                           ------------      ------------
                                                             58,682,080        62,782,076

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Originated insured mortgages                              5,639,816         5,676,336
    Acquired insured mortgages                                        -           461,081
                                                           ------------      ------------
                                                              5,639,816         6,137,417

Cash and cash equivalents                                     1,186,091         9,412,244

Investment in affiliate                                       1,233,455         1,250,860

Note receivable from affiliate and due from affiliate           692,318           658,493

Receivables and other assets                                  3,075,864         3,213,483
                                                           ------------      ------------
      Total assets                                         $ 70,509,624      $ 83,454,573
                                                           ============      ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $  1,388,342      $  9,625,841

Accounts payable and accrued expenses                           137,253           126,648
                                                           ------------      ------------
      Total liabilities                                       1,525,595         9,752,489
                                                           ------------      ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    8,802,091 Units issued and outstanding                   75,415,803        80,173,264
  General partners' deficit                                  (5,252,238)       (5,007,111)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                                       (618,750)         (618,750)
  Accumulated other comprehensive income                       (560,786)         (845,319)
                                                           ------------      ------------
      Total Partners' equity                                 68,984,029        73,702,084
                                                           ------------      ------------
      Total liabilities and partners' equity               $ 70,509,624      $ 83,454,573
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

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                      For the three months ended       For the nine months ended
                                                            September 30,                    September 30,
                                                     ----------------------------     ----------------------------
                                                         2000            1999             2000            1999
                                                     ------------    ------------     ------------    ------------
Income:
  Mortgage investment income                         $  1,302,772    $ 1,528,248     $  4,030,251    $  5,415,170
  Interest and other income                                36,390        142,675          155,198         350,965
                                                     ------------    -----------     ------------    ------------
                                                        1,339,162      1,670,923        4,185,449       5,766,135
                                                     ------------    -----------     ------------    ------------

Expenses:
  Asset management fee to related parties                 173,439        204,783          541,990         742,603
  General and administrative                               49,202         68,131          152,704         295,654
                                                     ------------    -----------     ------------    ------------
                                                          222,641        272,914          694,694       1,038,257
                                                     ------------    -----------     ------------    ------------
Net earnings before gains on
  mortgage dispositions                                 1,116,521      1,398,009        3,490,755       4,727,878

Net gains on mortgage dispositions                              -              -          206,936         876,559
                                                     ------------    -----------     ------------    ------------

Net earnings                                         $  1,116,521    $ 1,398,009     $  3,697,691    $  5,604,437
                                                     ============    ===========     ============    ============

Other comprehensive (loss) income                         656,124       (359,859)         284,533        (240,508)
                                                     ------------    -----------     ------------    ------------
Comprehensive income                                 $  1,772,645    $ 1,038,150     $  3,982,224    $  5,363,929
                                                     ------------    -----------     ------------    ------------

Net earnings allocated to:
  Limited partners - 95.1%                           $  1,061,811    $ 1,329,507     $  3,516,504    $  5,329,820
  General Partner -   4.9%                                 54,710         68,502          181,187         274,617
                                                     ------------    -----------     ------------    ------------
                                                     $  1,116,521    $ 1,398,009     $  3,697,691    $  5,604,437
                                                     ============    ===========     ============    ============

Net earnings per Unit of limited
  partnership interest - basic                             $ 0.12         $ 0.16           $ 0.40          $ 0.61
                                                           ======         ======           ======          ======

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                  For the nine months ended September 30, 2000

                                   (Unaudited)

                                                                                   Repurchased     Accumulated
                                                                                     Limited          Other
                                                       General        Limited      Partnership    Comprehensive
                                                       Partner        Partner         Units          Income           Total
                                                    -------------  -------------  -------------   -------------   -------------

Balance, December 31, 1999                          $ (5,007,111)  $ 80,173,264   $   (618,750)   $   (845,319)   $ 73,702,084

  Net Earnings                                           181,187      3,516,504              -               -       3,697,691

  Adjustment to unrealized gains (losses) on
    investments in insured mortgages                           -              -              -         284,533         284,533

  Distributions paid or accrued of $0.94 per Unit,
    including return of capital of $0.54 per Unit       (426,314)    (8,273,965)             -               -      (8,700,279)
                                                    ------------   ------------   ------------    ------------    ------------

Balance, September 30, 2000                         $ (5,252,238)  $ 75,415,803   $   (618,750)   $   (560,786)   $ 68,984,029
                                                    ============   ============   ============    ============    ============

Limited Partnership Units outstanding - basic, as
of September 30, 2000                                                 8,802,091
                                                                      =========






                   The accompanying notes are an integral part
                         of these financial statements.

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                           For the nine months ended
                                                                                                 September 30,
                                                                                             2000             1999
                                                                                         -------------    -------------
Cash flows from operating activities:
   Net earnings                                                                          $  3,697,691     $  5,604,437
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gain on mortgage dispositions                                                      (206,936)        (876,559)
      Changes in assets and liabilities:
         (Increase) decrease in investment in affiliate, note
            receivable from affiliate and due from affiliate                                  (16,420)          63,132
         Increase in accounts payable and accrued expenses                                     10,605          193,507
         Decrease in receivables and other assets                                             137,619           20,843
                                                                                         ------------     ------------

            Net cash provided by operating activities                                       3,622,559        5,005,360
                                                                                         ------------     ------------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                      542,276          662,283
   Proceeds from mortgage dispositions                                                      4,546,790       27,903,295
                                                                                         ------------     ------------

            Net cash provided by investing activities                                       5,089,066       28,565,578
                                                                                         ------------     ------------

Cash flows from financing activities:
   Distributions paid to partners                                                         (16,937,778)     (37,762,914)
                                                                                         ------------     ------------

            Net cash used in financing activities                                         (16,937,778)     (37,762,914)
                                                                                         ------------     ------------

Net decrease in cash and cash equivalents                                                  (8,226,153)      (4,191,976)

Cash and cash equivalents, beginning of period                                              9,412,244        5,524,324
                                                                                         ------------     ------------

Cash and cash equivalents, end of period                                                 $  1,186,091     $  1,332,348
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

     The United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") held a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and equity security holders in connection with the Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Plan"). On August 24, 2000, the Bankruptcy Court entered an order approving the proposed Second Amended Joint Disclosure Statement (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 21, and August 18, 2000, the "Disclosure Statement") and other proposed solicitation materials. The Bankruptcy Court scheduled a confirmation hearing on the Plan for November 15, 2000 and set September 5, 2000 as the voting record date for determining the holders of common stock, preferred stock, 9-1/8 percent senior notes and general unsecured creditors entitled to vote to accept or reject the Plan. CRIIMI MAE and CRIIMI MAE Management, Inc. distributed copies of the Plan, the Proposed Disclosure Statement and other solicitation materials including ballots during the week of September 10, 2000 to members of all classes of impaired creditors and all equity security holders for acceptance or rejection. The votes by impaired classes of creditors and shareholders on the Plan have been tabulated. All impaired classes, which voted on the Plan, voted overwhelmingly to accept the Plan. An affidavit certifying the voting results was filed with the Bankruptcy Court on November 3, 2000. On November 3, 2000, Merrill Lynch, German American Capital Corporation ("GACC") (two of CRIIMI MAE's largest secured creditors) and a shareholder filed objections to confirmation of the Plan. Discussions are continuing in an effort to resolve those objections before the November 15, 2000 confirmation hearing date. There can be no assurance that CRIIMI MAE will reach a mutually acceptable agreement with Merrill Lynch, GACC and the shareholder prior to the confirmation hearing date.

     The Plan and Disclosure Statement has the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually acceptable documentation, evidencing the secured financing to be provided by the unsecured creditors, the Official Committee of Unsecured Creditors of CRIIMI MAE has agreed to support confirmation of the Plan. The Official Committee of Unsecured Creditors had previously filed its own plan of reorganization and proposed disclosure statement, but has asked the Bankruptcy Court, subject to completion of mutually acceptable debt documentation, to defer consideration of its plan and proposed disclosure statement. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.

2.    BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 2000 and December 31, 1999 and the results of its operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999.

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

3.    INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES

Fully Insured Mortgage Investments
----------------------------------

     Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Certificates and GNMA Mortgage-Backed Securities:

                                                             September 30, 2000      December 31, 1999
                                                             ------------------      -----------------
Number of:
  GNMA Mortgage-Backed Securities (1)                                    19                      20
  FHA-Insured Certificates (2)                                            1                       2
  Amortized Cost                                               $ 51,420,262            $ 55,763,736
  Face Value                                                     51,380,512              55,736,170
  Fair Value                                                     50,303,293              54,329,225

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

     As of November 1, 2000, all fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities were current with respect to the payment of principal and interest.

     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with HUD. The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of September 30, 2000, the Partnership had received approximately $10.2 million of the assignment proceeds, including partial repayment of the outstanding principal and accrued interest. HUD has disallowed approximately $1.65 million of the assignment claim, which is included in Receivables and Other Assets. The General Partner retained counsel in this matter and is actively pursuing litigation against the loan servicer, Greystone Servicing Corporation, Inc. ("Greystone"), for the amount disallowed by HUD. On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone in the Circuit Court of Fauquier County, Virginia (the "Court"). The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396, the amount disallowed by HUD, plus interest, attorneys' fees and costs. In the Motion for Judgement, the General Partner alleges as follows:
Pursuant to a mortgage servicing contract, the Participation and Servicing Agreement ("PSA"), Greystone was obligated to ensure that the requirements for preserving HUD insurance on the loan was satisfied. Specifically, the PSA required Greystone to prepare a written notice of default in the event the borrower defaulted on the mortgage loan repayment obligation and to file notice of such default with HUD within thirty (30) days after an uncured borrower's cure period. Due to Greystone's failure to timely file a notice of default with HUD, HUD applied a surcharge of $1,653,396 to the insurance proceeds due AIM 88, as permitted pursuant to the FHA Insurance Contract. On February 28, 2000, AIM 88 and Greystone Servicing Corporation, Inc. presented oral arguments for summary judgement before the Court in this matter. In May 2000, the Court granted the motion for summary judgement of the Partnership, in part. Final judgement is still outstanding. The trial date has been continued until May 2001. The Partnership believes that the allowance for loan losses of $375,000 as of September 30, 2000, is sufficient to provide for amounts that may not be recovered from the servicer.

Coinsured by affiliate
----------------------

     As of September 30, 2000 and December 31, 1999, the Partnership held an investment in one FHA-Insured Certificate secured by a coinsured mortgage, where the coinsurance lender is Integrated Funding Inc. (IFI), an affiliate of the Partnership.

     As of November 1, 2000, the IFI coinsured mortgage, as shown in the table below, was current with respect to the payment of principal and interest.

                                    September 30, 2000                                 December 31, 1999
                       -------------------------------------------        -------------------------------------------
                        Amortized         Face            Fair             Amortized         Face            Fair
                          Cost            Value           Value              Cost            Value           Value
                       -----------     -----------     -----------        -----------     -----------     -----------
Summerwind Apts.-
Phase II               $ 7,822,604     $ 9,169,622     $ 8,378,787        $ 7,863,659     $ 9,231,460     $ 8,452,851

Coinsured by third party
------------------------

     The mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. On October 14, 1993, Patrician filed a foreclosure action on the property underlying this coinsured mortgage. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U.S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $3 million. A distribution of approximately $0.32 per Unit related to the sale was declared in November 1999 and was paid to Unitholders in February 2000. Prior to the sale, the mortgagor had made payments of principal and interest due on the mortgage through November 1995 to the Partnership. The remaining balance due, including accrued interest, as of September 30, 2000, is approximately $2.2 million and is expected to be received by the end of 2000. The amount of the Partnership's investment in this mortgage represents the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by AIM 86, an affiliate of the Partnership. The Partnership does not expect to recognize a loss related to this disposition, as it expects to recover the amounts due from Patrician.

4.    INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in fully insured originated FHA-Insured Loans as of September 30, 2000 and December 31, 1999:

                                                                September 30, 2000      December 31, 1999
                                                                ------------------      -----------------
Number of Mortgages                                                        1                       1
Amortized Cost                                                    $5,639,816              $5,676,336
Face Value                                                         5,639,816               5,676,336
Fair Value                                                         5,012,945               5,169,038

     Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Loans as of September 30, 2000 and December 31, 1999:

                                                                September 30, 2000      December 31, 1999
                                                                ------------------      -----------------
Number of Mortgages (1)                                                    -                       1
Amortized Cost                                                    $        -              $  461,081
Face Value                                                                 -                 460,441
Fair Value                                                                 -                 459,177

(1) In May 2000, the mortgage on Kingsway Apartments was prepaid. The Partnership received net proceeds of approximately $455,000 and recognized a gain of approximately $4,600. A distribution of approximately $0.05 per Unit related to the prepayment of this mortgage was declared in May and was paid to Unitholders in August 2000.

     As of November 1, 2000, the Partnership's FHA-Insured Loan was current with respect to the payment of principal and interest.

     In addition to base interest payments from fully insured FHA-Insured Loans, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). The one originated FHA-Insured Loan contained a Participation. During the nine months ended September 30, 2000 and 1999, the Partnership received nothing from this Participation. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

5.   INVESTMENT IN AFFILIATE, NOTE RECEIVABLE AND DUE FROM AFFILIATE

     In order to capitalize IFI with sufficient net worth under HUD regulations, in April 1994, the Partnership transferred a GNMA mortgage-backed security in the amount of $2.0 million to IFI. American Insured Mortgages Investors - Series 85, L.P. ("AIM 85") and American Insured Mortgages Investors L.P. - Series 86 ("AIM 86"), affiliates of the Partnership, each issued a demand note payable to AIM 88 and recorded an investment in IFI through an affiliate ("AIM Mortgage, Inc.") at an amount proportionate to each entity's coinsured mortgages for which IFI was mortgagee of record as of April 1, 1994. In April 1997, the GNMA mortgage-backed security, with a current balance of $1.9 million, was reallocated between the Partnership and AIM 86, since AIM 85 no longer holds coinsured mortgages. Interest income on the note, which is based on an interest rate of 7.25%, was $11,498 and $34,495 for the three and nine months ended September 30, 2000. As of September 30, 2000, the Partnership and AIM 86 owns AIM Mortgage, Inc. and AIM Mortgage, Inc. owns all of the outstanding preferred stock and common stock of IFI.

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


6.    DISTRIBUTIONS TO UNITHOLDERS

      The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 2000 and 1999 are as follows:
                                                      2000             1999
                                                     ------           ------
Quarter ended March 31,                              $ 0.37(1)        $ 0.61(3)
Quarter ended June 30,                                 0.42(2)          3.26(4)
Quarter ended September 30,                            0.15             0.15
                                                     ------           ------
                                                     $ 0.94           $ 4.02
                                                     ======           ======

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

7.    TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the three and nine months ended September 30, 2000 and 1999, have earned or received compensation or payments for services from the Partnership as follows:

                        COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                        -----------------------------------------------

                                                            For the three months           For the nine months
                                                             ended September 30,           ended September 30,
                            Capacity in Which             ------------------------       ------------------------
Name of Recipient              Served/Item                   2000          1999             2000          1999
-----------------           -----------------             ----------    ----------       ----------    ----------
CRIIMI, Inc.(1)          General Partner/Distribution     $   68,029    $   68,029       $  426,314    $1,823,171

AIM Acquisition          Advisor/Asset Management Fee        173,439       204,783          541,990       742,603
   Partners, L.P. (2)

CRIIMI MAE Management,   Affiliate of General Partner/        14,606        11,760           38,887        26,592
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

(2)  The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset
     Management Fee equal to 0.95% of Total  Invested  Assets (as defined in the
     Partnership Agreement). CRIIMI MAE Services Limited Partnership (CMSLP), the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total
     Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $51,915 and $159,723 for the three and nine months ended September 30, 2000, respectively, and $60,351 and $218,857 for the three and nine months ended September 30, 1999, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE Inc., which filed for protection under chapter 11 of the Bankruptcy Code.


8.    PARTNERS' EQUITY

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

General
-------
     As of September 30, 2000, the Partnership had invested in 22 Insured Mortgages with an aggregate amortized cost of approximately $65 million, a face value of approximately $66 million and a fair value of approximately $64 million.

     As of November 1, 2000, all of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans were current with respect to the payment of principal and interest.

     The mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. On October 14, 1993, Patrician filed a foreclosure action on the property underlying this coinsured mortgage. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U.S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $3 million. A distribution of approximately $0.32 per Unit related to the sale was declared in November 1999 and was paid to Unitholders in February 2000. Prior to the sale, the mortgagor had made payments of principal and interest due on the mortgage through November 1995 to the Partnership. The remaining balance due, including accrued interest, as of September 30, 2000, is approximately $2.2 million and is expected to be received by the end of 2000. The amount of the Partnership's investment in this mortgage represents the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by AIM 86, an affiliate of the Partnership. The Partnership does not expect to recognize a loss related to this disposition, as it expects to recover the amounts due from Patrician.

     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with HUD. The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of September 30, 2000, the Partnership had received approximately $10.2 million of the assignment proceeds, including partial repayment of the outstanding principal and accrued interest. HUD has disallowed approximately $1.65 million of the assignment claim, which is included in Receivables and Other Assets. The General Partner retained counsel in this matter and is actively pursuing litigation against the loan servicer, Greystone Servicing Corporation, Inc. ("Greystone"), for the amount disallowed by HUD. On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone in the Circuit Court of Fauquier County, Virginia (the "Court"). The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396, the amount disallowed by HUD, plus interest, attorneys' fees and costs. In the Motion for Judgement, the General Partner alleges as follows:
Pursuant to a mortgage servicing contract, the Participation and Servicing Agreement ("PSA"), Greystone was obligated to ensure that the requirements for preserving HUD insurance on the loan was satisfied. Specifically, the PSA required Greystone to prepare a written notice of default in the event the borrower defaulted on the mortgage loan repayment obligation and to file notice of such default with HUD within thirty (30) days after an uncured borrower's cure period. Due to Greystone's failure to timely file a notice of default with HUD, HUD applied a surcharge of $1,653,396 to the insurance proceeds due AIM 88, as permitted pursuant to the FHA Insurance Contract. On February 28, 2000, AIM 88 and Greystone Servicing Corporation, Inc. presented oral arguments for summary judgement before the Court in this matter. In May 2000, the Court granted the motion for summary judgement of the Partnership, in part. Final judgement is still outstanding. The trial date has been continued until May 2001. The Partnership believes that the allowance for loan losses of $375,000 as of September 30, 2000, is sufficient to provide for amounts that may not be recovered from the servicer.

Results of Operations
---------------------

     Net earnings decreased for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, primarily due to a decrease in mortgage investment income, as discussed below. This decrease is partially offset by a reduction in general and administrative expense and asset management fee to related parties.

     Mortgage investment income decreased for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, due to a reduction in the mortgage base. The mortgage base decreased as a result of nine mortgage dispositions with an aggregate principal balance of approximately $40 million, representing an approximate 37% decrease in the aggregate principal balance of the total mortgage portfolio, since March 1999.

     Interest and other income decreased for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fee to related parties decreased for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999, due to the reduction in the mortgage base.

     General and administrative expenses decreased for the three and nine months ended September 30, 2000, as compared to the corresponding periods in 1999. This decrease is primarily the result of a reduction in legal expenses related to the mortgage on Water's Edge of New Jersey.

     Net gains on mortgage dispositions decreased for the nine months ended September 30, 2000, as compared to the corresponding period in 1999. During the first nine months of 2000, gains of approximately $207,000 were recognized from the prepayment of the mortgages on Linville Manor, Park Avenue Plaza and Kingsway Apartments. During the first nine months of 1999, net gains of approximately $877,000 were recognized from the prepayment of the mortgages on Seven Springs Apartments, Kon Tiki Apartments and The Breakers at Golf Mill.

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

     The United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") held a hearing on August 23, 2000 with respect to the proposed ballots submitted to the Bankruptcy Court to be sent to members of all classes of impaired creditors and equity security holders in connection with the Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, 2000, the "Plan"). On August 24, 2000, the Bankruptcy Court entered an order approving the proposed Second Amended Joint Disclosure Statement (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 21, and August 18, 2000, the "Disclosure Statement") and other proposed solicitation materials. The Bankruptcy Court scheduled a confirmation hearing on the Plan for November 15, 2000 and set September 5, 2000 as the voting record date for determining the holders of common stock, preferred stock, 9-1/8 percent senior notes and general unsecured creditors entitled to vote to accept or reject the Plan. CRIIMI MAE and CRIIMI MAE Management, Inc. distributed copies of the Plan, the Proposed Disclosure Statement and other solicitation materials including ballots during the week of September 10, 2000 to members of all classes of impaired creditors and all equity security holders for acceptance or rejection. The votes by impaired classes of creditors and shareholders on the Plan have been tabulated. All impaired classes, which voted on the Plan, voted overwhelmingly to accept the Plan. An affidavit certifying the voting results was filed with the Bankruptcy Court on November 3, 2000. On November 3, 2000, Merrill Lynch, German American Capital Corporation ("GACC") (two of CRIIMI MAE's largest secured creditors) and a shareholder filed objections to confirmation of the Plan. Discussions are continuing in an effort to resolve those objections before the November 15, 2000 confirmation hearing date. There can be no assurance that CRIIMI MAE will reach a mutually acceptable agreement with Merrill Lynch, GACC and the shareholder prior to the confirmation hearing date.

     The Plan and Disclosure Statement has the support of the Official Committee of Equity Security Holders in the CRIIMI MAE Chapter 11 case, which is a co-proponent of the Plan. Subject to the completion of mutually acceptable documentation, evidencing the secured financing to be provided by the unsecured creditors, the Official Committee of Unsecured Creditors of CRIIMI MAE has agreed to support confirmation of the Plan. The Official Committee of Unsecured Creditors had previously filed its own plan of reorganization and proposed disclosure statement, but has asked the Bankruptcy Court, subject to completion of mutually acceptable debt documentation, to defer consideration of its plan and proposed disclosure statement. CRIIMI MAE, CRIIMI MAE Management, Inc., the Official Committee of Equity Security Holders, and the Official Committee of Unsecured Creditors are now all proceeding jointly toward confirmation of the Plan. There can be no assurance at this time that CRIIMI MAE's Plan will be confirmed and consummated.

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments are the Partnership's principal sources of cash flows and were sufficient during the first nine months of 2000 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to
(1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of insured mortgages and professional fees and foreclosure costs incurred in connection with those insured mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased for the nine months ended September 30, 2000, as compared to the corresponding period in 1999, primarily due to the decrease in mortgage base, as discussed previously.

     Net cash provided by investing activities decreased for the nine months ended September 30, 2000, as compared to the corresponding period in 1999, primarily due to a reduction in proceeds from mortgage dispositions.

     Net cash used in financing activities decreased for the nine months ended September 30, 2000, as compared to the corresponding period in 1999, due to a decrease in the amount of distributions paid to partners during the first nine months of 2000, as compared to the same period in 1999.

ITEM 2A.      QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of the Partnership's assets.

     Management has determined that there has not been a material change as of September 30, 2000, in market risk from December 31, 1999 as reported in the Partnership's Annual Report Form 10-K for the year ended December 31, 1999.

PART II.      OTHER INFORMATION
ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2000.

      The exhibits filed as part of this report are listed below:

Exhibit No.                                      Description
-----------                                -----------------------

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

                                                      AMERICAN INSURED MORTGAGE
                                                      INVESTORS L.P. - SERIES 88
                                                      (Registrant)

                                                      By:  CRIIMI, Inc.
                                                       General Partner


November 14, 2000                                     /s/ Cynthia O. Azzara
-----------------                                     -----------------------
Date                                                  Cynthia O. Azzara
                                                      Principal Financial and
                                                      Accounting Officer