Form 10-K
period 2000-12-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 2001-03-27
CIK 811437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2000       Commission file number 1-12724

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
             (Exact name of registrant as specified in its charter)

          Delaware                                               13-3398206
(State or other jurisdiction of                              (I.R.S. Employer
Incorporation or organization)                               Identification No.)

                              11200 Rockville Pike
                            Rockville, Maryland 20852
                                 (301) 816-2300
               (Address, including zip code, and telephone number,
        including area code, of registrant's principal executive offices)
        -----------------------------------------------------------------


           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
    Title of each class                                     which registered
---------------------------                             ------------------------
Depositary Units of Limited                             American Stock Exchange
     Partnership Interest

           Securities registered pursuant to Section 12(g) of the Act:

                                      None


     Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 12, 2001, 8,802,091 depositary units of limited partnership interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $51,927,947.

                       Documents incorporated by Reference

                                      None

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                         2000 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                     PART I

                                                                                                       Page
                                                                                                       ----
Item 1.           Business.......................................................................        4
Item 2.           Properties.....................................................................        5
Item 3.           Legal Proceedings..............................................................        5
Item 4.           Submission of Matters to a Vote of Security Holders............................        5


                                     PART II

Item 5.           Market for Registrant's Securities and Related Security Holder Matters.........        5
Item 6.           Selected Financial Data........................................................        6
Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                     of Operations...............................................................        7
Item 7A.          Qualitative and Quantitative Disclosures About Market Risk.....................       13
Item 8.           Financial Statements and Supplementary Data....................................       13
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure........................................................       13


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.............................       14
Item 11.          Executive Compensation.........................................................       15
Item 12.          Security Ownership of Certain Beneficial Owners and Management.................       15
Item 13.          Certain Relationships and Related Transactions.................................       16


                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................       16

Signatures        ...............................................................................       19

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

Development and Description of Business
---------------------------------------

     Information concerning the business of American Insured Mortgage Investors L.P.-Series 88 (the "Partnership") is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 5, 6 and 7 of the Notes to Financial Statements of the Partnership (filed in response to Item 8 hereof), all of which are incorporated by reference herein. See also Schedule IV-Mortgage Loans on Real Estate, for the table of the Insured Mortgages (as defined below), invested in by the Partnership as of December 31, 2000, which is hereby incorporated herein by reference.


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


ITEM 3.   LEGAL PROCEEDINGS

     Reference is made to Note 5 of the Notes to Financial Statements on pages 28 through 30.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 2000.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

Principal Market and Market Price for Units and Distributions
-------------------------------------------------------------

     The Units are traded on the American Stock Exchange ("AMEX") with a trading symbol of "AIK." The high and low trade prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 2000 and 1999 were as follows:

                                                     2000                      Amount of
                                                     ----                     Distribution
   Quarter Ended                              High              Low             Per Unit
   -------------                            --------          --------        ----------
   March 31,                                $ 6.8750          $ 6.1250        $     0.37 (1)
   June 30,                                   6.5000            6.0625              0.42 (2)(3)
   September 30,                              6.5000            6.0000              0.15
   December 31,                               6.6250            5.8125              0.84 (4)
                                                                              ----------
                                                                              $     1.78
                                                                              ==========


                                                     1999                      Amount of
                                                     ----                     Distribution
   Quarter Ended                              High              Low             Per Unit
   -------------                            --------          --------        ----------

   March 31,                                $11.4375          $10.5625        $     0.61 (5)
   June 30,                                  11.6250           10.5000              3.26 (6)(7)(8)
   September 30,                             11.0000            7.3750              0.15
   December 31,                               7.9375            6.2500              1.04 (9)(10)(11)
                                                                              ----------
                                                                              $     5.06
                                                                              ==========


     The following disposition proceeds are included in the distributions listed above:

                                                             Date                            Net
                                                           Proceeds        Type of         Proceeds
                   Complex Name                            received      Disposition       Per Unit
                   ------------                            --------      -----------       --------
         (1)       Linville Manor                          Mar. 2000     Prepayment        $ 0.22
         (2)       Park Avenue Plaza                       May 2000      Prepayment          0.22
         (3)       Kingsway Apartments                     May 2000      Prepayment          0.05
         (4)       Lioncrest Towers                        Nov. 2000     Prepayment          0.70
         (5)       Olde Mill Apartments                    Dec. 1998     Prepayment          0.37
         (6)       Seven Springs Apartments                April 1999    Prepayment          0.53
         (7)       Kon Tiki Apartments                     May 1999      Prepayment          0.06
         (8)       The Breakers at Golf Mill               May 1999      Prepayment          2.43
         (9)       Oak Grove Apartments                    Oct. 1999     Prepayment          0.06
         (10)      Heather Ridge Apartments                Nov. 1999     Prepayment          0.49
         (11)      St. Charles Place - Phase II            Nov. 1999     Sale                0.32


     There are no material legal restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the partnership agreement.

                                               Approximate Number of Unitholders
       Title of Class                               as of December 31, 2000
       --------------                               -----------------------
Depositary Units of Limited                                  6,300
   Partnership Interest


ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in thousands, except per Unit amounts)

                                                       For the Years Ended December 31,

                                           2000         1999         1998          1997          1996
                                        ----------   ----------   ----------    ----------    ----------
Income                                  $    5,501   $    7,294   $    9,998    $   12,167    $   12,465

Net gains (losses) on mortgage
  dispositions                                 387        1,072          756          (354)         (378)

Net earnings                                 4,738        7,053        9,179        10,097        10,293

Net earnings per Limited
  Partnership Unit - Basic (1)          $     0.51   $     0.76   $     0.99    $     1.09    $     1.11

Distributions per Limited
  Partnership Unit (1)(2)               $     1.78   $     5.06   $     4.34    $     2.33    $     1.22

                                                       For the Years Ended December 31,
                                           2000         1999          1998         1997          1996
                                        ----------   ----------   ----------    ----------    ----------

Total assets                            $   71,288   $   83,455   $  116,464    $  150,616    $  159,554

Partners' equity                        $   63,131   $   73,702   $  114,442    $  146,977    $  156,644

(1)  Calculated based upon the weighted average number of Units outstanding.
(2) Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 2000, 1999, 1998, 1997 and 1996, which were paid subsequent to year end. See Notes 7 and 8 of the Notes to Financial Statements.


     The selected income data presented above for the years ended December 31, 2000, 1999 and 1998, and the balance sheet data as of December 31, 2000 and 1999, are derived from and are qualified by reference to the Partnership's financial statements which have been included elsewhere in this Form 10-K. The income data for the years ended December 31, 1997 and 1996 and the balance sheet data as of December 31, 1998, 1997 and 1996 are derived from audited financial statements not included in this Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto.


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

     As of December 31, 2000, the Partnership had invested in 21 Insured Mortgages with aggregate amortized cost, face value and fair value of approximately $58 million, $60 million and $58 million, respectively, as discussed below.

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

     The following is a discussion of the Partnership's insured mortgage investments, along with the risks related to each type of investment:

Fully Insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities
--------------------------------------------------------------------------

     Listed below is the Partnership's aggregate investment in Fully Insured Mortgages as of December 31, 2000 and 1999:

                                                                            December 31,
                                                                   2000                      1999
                                                               ------------              ------------

Number of:
  GNMA Mortgage-Backed Securities(1)(3)(4)                               18                        20
  FHA-Insured Certificates(2)                                             1                         2
Amortized Cost                                                 $ 45,000,295              $ 55,763,736
Face Value                                                       44,953,069                55,736,170
Fair Value                                                       44,649,442                54,329,225

(1) In March 2000, the mortgage on Linville Manor was prepaid. The Partnership received net proceeds of approximately $2.0 million and recognized a gain of approximately $107,000 for the year ended December 31, 2000. A distribution of approximately $0.22 per Unit related to the prepayment of this mortgage was declared in March and was paid to Unitholders in May 2000.
(2) In May 2000, the mortgage on Park Avenue Plaza was prepaid. The Partnership received net proceeds of approximately $2.0 million and recognized a gain of approximately $95,000 for the year ended December 31, 2000. A distribution of approximately $0.22 per Unit related to the prepayment of this mortgage was declared in May and was paid to Unitholders in August 2000.
(3) In November 2000, the mortgage on Lioncrest Towers Apartments was prepaid. The Partnership received net proceeds of approximately $6.5 million and recognized a gain of approximately $180,000 for the year ended December 31, 2000. A distribution of approximately $0.70 per Unit related to the prepayment of this mortgage was declared in December 2000 and was paid to Unitholders in February 2001.
(4) In January 2001, the mortgage on Silver Lake Plaza Apartments was prepaid. The Partnership received net proceeds of approximately $5.2 million and expects to recognize a gain of approximately $83,000. A distribution of approximately $0.56 per Unit related to the prepayment of this mortgage was declared in February 2001 and will be paid to Unitholders in May 2001.

     As of February 16, 2001, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with HUD. The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of December 31, 2000, the Partnership had received approximately $10.2 million of the assignment proceeds, including partial repayment of the outstanding principal and accrued interest. HUD has disallowed approximately $1.65 million of the assignment claim, which is included in Receivables and Other Assets. The General Partner retained counsel in this matter and is actively pursuing litigation against the loan servicer, Greystone Servicing Corporation, Inc. ("Greystone"), for the amount disallowed by HUD. On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone in the Circuit Court of Fauquier County, Virginia (the "Court"). The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396, the amount disallowed by HUD, plus interest, attorneys' fees and costs. In the Motion for Judgement, the General Partner alleges as follows:
Pursuant to a mortgage servicing contract, the Participation and Servicing Agreement ("PSA"), Greystone was obligated to ensure that the requirements for preserving HUD insurance on the loan were satisfied. Specifically, the PSA required Greystone to prepare a written notice of default in the event the borrower defaulted on the mortgage loan repayment obligation and to file notice of such default with HUD within thirty (30) days after an uncured borrower's cure period. Due to Greystone's failure to timely file a notice of default with HUD, HUD applied a surcharge of $1,653,396 to the insurance proceeds due AIM 88, as permitted pursuant to the FHA Insurance Contract. On February 28, 2000, AIM 88 and Greystone Servicing Corporation, Inc. presented oral arguments for summary judgement before the Court in this matter. In May 2000, the Court granted the motion for summary judgement of the Partnership, in part. Final judgement is still outstanding. The trial date has been continued until May 2001. The Partnership believes that the allowance for loan losses of $375,000 as of December 31, 2000, is sufficient to provide for amounts that may not be recovered from the servicer.

Coinsured FHA-Insured Certificate
---------------------------------

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

     While the Partnership is due payment of all amounts owed under the mortgage, the coinsurance lender is responsible for the timely payment of principal and interest to the Partnership. The coinsurance lender is prohibited from entering into any workout arrangement with the borrower without the Partnership's consent and must file a claim for coinsurance benefits with HUD, upon default, if the Partnership so directs. As an ongoing HUD approved coinsurance lender, and under the terms of the participation documents, the coinsurance lender is required to satisfy certain minimum net worth requirements as set forth by HUD. However, it is possible that the coinsurance lender's potential liability for loss on these developments, and others, could exceed its HUD-required minimum net worth. In such case, the Partnership would bear the risk of loss if the coinsurance lenders were unable to meet their coinsurance obligations. In addition, HUD's obligation for the payment of its share of the loss could be diminished under certain conditions, such as the lender not adequately pursuing regulatory violations of the borrower or the failure to comply with other terms of the mortgage. However, the General Partner is not aware of any conditions or actions that would result in HUD diminishing its insurance coverage.

     As of December 31, 2000 and 1999, the Partnership held one investment in a coinsured FHA-Insured Certificate secured by a coinsured mortgage. As of December 31, 2000 and 1999, the remaining single FHA-Insured Certificate is coinsured by IFI, an affiliate of the Partnership. The following is a discussion of actual and potential performance problems with respect to the Partnership's coinsured mortgage investments.

Coinsured by affiliate
----------------------

     As of December 31, 2000 and 1999, the Partnership held one investment in a coinsured FHA-Insured Certificate secured by a coinsured mortgage, where the coinsurance lender is IFI. This investment was made on behalf of the Partnership by the former managing general partner. As structured by the former managing general partner, with respect to this mortgage, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss on this mortgage investment.

                                         December 31, 2000                            December 31, 1999
                               Amortized       Face         Fair            Amortized       Face         Fair
                                  Cost         Value     Mkt. Value            Cost         Value     Mkt. Value
                               ----------   ----------   ----------         ----------   ----------   ----------
 Summerwind Apts. - Phase II   $7,808,228   $9,148,110   $8,492,111         $7,863,659   $9,231,460  $8,452,851

     As of February 16, 2001, the mortgagor was current with respect to payment of principal and interest on this mortgage.

     There was no loan loss recognized for the years ended 2000 and 1999. The cumulative loan loss recognized in prior years was $1,511,743 for Summerwind Apartments - Phase II.

Coinsured by third party
------------------------

     The previously owned mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. On October 14, 1993, Patrician filed a foreclosure action on the property underlying this coinsured mortgage. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U.S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $3 million. A distribution of approximately $0.32 per Unit related to the sale was declared in November
1999 and was paid to Unitholders in February 2000. In February 2001, the Partnership received claim proceeds from Patrician of approximately $2.2 million and expects to recognize a gain of approximately $822,000. The claim proceeds represent the remaining balance due on the mortgage, including interest from November 1, 1995 through the date of receipt. The Partnership expects to distribute approximately $0.24 per Unit related to the disposition of this mortgage in May 2001. As of December 31, 2000, approximately $1.4 million of this amount is included on the balance sheet in Receivables and other assets. The amount of the Partnership's investment in this mortgage represents the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by AIM 86, an affiliate of the Partnership.


Investment in FHA-insured loans
-------------------------------

     Listed below is the Partnership's aggregate investment in fully insured Originated Insured Mortgages as of December 31, 2000 and 1999:

                                                        December 31,
                                               2000                     1999
                                           ------------             ------------
Number of Mortgages(1)                                1                        1
Amortized Cost                             $  5,627,149             $  5,676,336
Face Value                                    5,627,149                5,676,336
Fair Value                                    5,248,132                5,169,038

     As of February 16, 2001, the Partnership's FHA-Insured Loan was current with respect to payment of principal and interest.

     Listed below is the Partnership's aggregate investment in fully insured Acquired Insured Mortgages as of December 31, 2000 and 1999:

                                                        December 31,
                                                 2000                   1999
                                           ------------             ------------

Number of Mortgages(1)                                -                        1
Amortized Cost                             $          -             $    461,081
Face Value                                            -                  460,441
Fair Value                                            -                  459,177

(1) In May 2000, the mortgage on Kingsway Apartments was prepaid. The Partnership received net proceeds of approximately $455,000 and recognized a gain of approximately $4,600 for the year ended December 31, 2000. A distribution of approximately $0.05 per Unit related to the prepayment of this mortgage was declared in May and was paid to Unitholders in August 2000.

     In addition to base interest payments from FHA-Insured Loans, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as "Participations"). During the years ended December 31, 2000, 1999 and 1998, the Partnership received additional interest of $0, $0 and $69,820, respectively, from the FHA-Insured Loans, through these Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

Results of Operations
---------------------

2000 versus 1999
----------------

     Net earnings decreased for 2000 as compared to 1999, primarily due to a decrease in mortgage investment income caused by the reduction in the mortgage asset base and a reduction in net gains on mortgage dispositions.

     Mortgage investment income decreased for 2000 as compared to 1999, due to a reduction in the mortgage base. The mortgage base decreased as a result of ten mortgage dispositions with an aggregate principal balance of approximately $47 million, representing an approximate 43% decrease in the aggregate principal balance of the total mortgage portfolio, since March 1999.

     Interest and other income decreased for 2000 as compared to 1999. This increase was primarily due to the timing of the temporary investment of proceeds from mortgage prepayments.

     Asset management fee expense decreased for 2000 as compared to 1999. This decrease was due to the reduction in the mortgage base, primarily due to mortgage prepayments as previously discussed.

     General and administrative expenses increased for 2000 as compared to 1999. This increase was primarily due to the legal fees related to the ongoing litigation related to Water's Edge of New Jersey as previously discussed.

     Net realized gains on mortgage dispositions decreased for 2000 as compared to 1999. Gains or losses on mortgage dispositions are based on the number, carrying amounts and proceeds of mortgage investments disposed of during the period. During 2000, the Partnership recognized gains of approximately $387,000 related to the prepayment of the mortgages on Linville Manor, Park Avenue Plaza, Lioncrest Towers Apartments and Kingsway Apartments. This compares to gains recognized in 1999 of approximately $1 million related to the prepayment of the mortgages on Seven Spring Apartments, The Breakers at Golf Mill, Oak Grove Apartments, and Heather Ridge.

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

     General and administrative expenses increased for 1999 as compared to 1998. This increase was primarily due to the legal fees related to the mortgage issues on Water's Edge of New Jersey as previously discussed.

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

     On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") confirmed CRIIMI MAE's and CRIIMI MAE Management, Inc.'s Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, and November 22, 2000, the "Plan"). CRIIMI MAE is working to complete the debt documentation, evidencing the secured financings to be provided by (1) the unsecured creditors, and (2) Merrill Lynch Mortgage Capital, Inc. and German American Capital Corporation (collectively the "New Debt Documents"). On March 9, 2001, the Bankruptcy Court approved an extension of the date by which the Plan must be effective to April 13, 2001. The Official Committee of Unsecured Creditors had previously filed its own plan of reorganization and proposed disclosure statement, but has asked the Bankruptcy Court, subject to completion of mutually acceptable debt documentation, to defer consideration of its plan and proposed disclosure statement. There can be no assurance at this time that CRIIMI MAE will be able to complete the New Debt Documents and effectuate the Plan by April 13, 2001.


     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments are the Partnership's principal sources of cash flows and were sufficient during the years ended December 31, 2000, 1999 and 1998 to meet operating requirements. The Partnership anticipates its cash flows to be sufficient to meet operating expense requirements for 2001.

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

Cash flow - 2000 versus 1999
----------------------------

     Net cash provided by operating activities decreased for 2000 as compared to 1999, primarily due to the decrease in mortgage base, as discussed previously.

     Net cash provided by investing activities decreased for 2000 as compared 1999, primarily due to a reduction in proceeds from mortgage dispositions.

     Net cash used in financing activities decreased for 2000 as compared to 1999, due to a decrease in the amount of distributions paid to partners during 2000, as compared to the same period in 1999.

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

                                       2001       2002      2003       2004       2005        Thereafter     Total     Fair Value
                                       ----       ----      ----       ----       ----        ----------     -----     ----------
Insured Mortgages
(in millions)                         $10.0      $ 9.0     $ 8.1      $ 9.1      $ 8.6          $47.0        $91.9       $58.4

Average Interest Rate                   7.86%      7.86%     7.86%      7.86%      7.87%          7.95%        7.93%        --


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in this Annual Report on Form 10-K commencing on page 19.



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

     The following table sets forth information concerning the executive officers and directors of CRIIMI MAE, the sole shareholder of the General Partner, as of February 20, 2001:

 Name                                                  Age             Position
 ----                                                  ---             --------
William B. Dockser                                      63             Chairman of the Board

H. William Willoughby                                   54             President, Secretary, and Director

David B. Iannarone                                      40             Executive Vice President

Cynthia O. Azzara                                       41             Senior Vice President,
                                                                         Chief Financial Officer and
                                                                         Treasurer

Brian L. Hanson                                         39             Senior Vice President

Garrett G. Carlson, Sr.                                 63             Director

G. Richard Dunnells                                     63             Director

Robert Merrick                                          55             Director

Robert E. Woods                                         53             Director


     William B. Dockser has served as Chairman of the Board of the General Partner since 1991. Mr. Dockser has been Chairman of the Board of CRIIMI MAE since 1989. Mr. Dockser is also the founder of C.R.I., Inc. ("CRI"), serving as its Chairman of the Board since 1974.

     H. William Willoughby has served as President and Secretary of the General Partner since 1991. Mr. Willoughby has been President of CRIIMI MAE since 1990 and a Director and Secretary of CRIIMI MAE since 1989. Mr. Willoughby has been a director of CRI since 1974, Secretary of CRI from 1974 to 1990 and President of CRI since 1990.

     David B. Iannarone has served as Executive Vice President of the General Partner since December 2000. Mr. Iannarone has served as Executive Vice President of CRIIMI MAE since December 2000; as Senior Vice President of CRIIMI MAE from March 1998 to December 2000; and General Counsel of CRIIMI MAE from July 1996 to December 2000. He served as Counsel-Securities and Finance for Federal Deposit Insurance Corporation/Resolution Trust Corporation from 1991 to July 1996.

     Cynthia O. Azzara has served as Chief Financial Officer of the General Partner since 1994. Ms. Azzara has served as Chief Financial Officer of CRIIMI MAE since 1994. She has also served as Senior Vice President of CRIIMI MAE since 1995 and Treasurer of CRIIMI MAE since 1997, and in the Accounting and Finance Departments of CRI from 1985 to June 1995.

     Brian L. Hanson has served as Senior Vice President of the General Partner since March 1998. Mr. Hanson has served as Senior Vice President of CRIIMI MAE since March 1998; Group Vice President of CRIIMI MAE from March 1996 to March 1998; and Chief Operating Officer, Director of Asset Operations and Portfolio Director of JCF Partners from 1991 to March 1996.

     Garrett G. Carlson, Sr. has served as Director of the General Partner since 1989. Mr. Carlson has served as Director of CRIIMI MAE since 1989; President of Can-American Realty Corp. and Canadian Financial Corp. since 1979 and 1974, respectively; President of Garrett Real Estate Development since 1982; President of the Satellite Broadcasting Corporation since 1996; Chairman of the Board of SCA Realty Holdings Inc. from 1985 to 1995; and Vice Chairman of Shelter Development Corporation Ltd. from 1983 to 1995.

     G. Richard Dunnells has served as Director of the General Partner since 1991. Mr. Dunnells has served as Director of CRIIMI MAE since 1991; Hiring Partner of the law firm of Holland & Knight since January 1995; and Chairman of the Washington, D.C. law firm of Dunnells & Duvall from 1989 to 1993; Senior Partner of such law firm from 1973 to 1993.

     Robert J. Merrick has served as Director of the General Partner since 1997. Mr. Merrick has served as Director of CRIIMI MAE since 1997; Chief Credit Officer and Director of MCG Capital Corporation since February 1998; Executive Vice President from 1985 and Chief Credit Officer of Signet Banking Corporation through 1997, also served as Chairman of the Credit Policy Committee and member of the Asset and Liability Committee and Management Committee.

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

                           None.

          (g)  Promoters and control persons.

                           Not applicable.

          (h) Section 16(a) Beneficial Ownership Reporting Compliance - Based solely on its review of Forms 3, 4, and 5 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 2000.


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


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of December 31, 2000, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

(b) The following table sets forth certain information regarding the beneficial ownership of the Partnership's Units as of February 16, 2001 by each director of the General Partner, each Named Executive Officer of the General Partner, and by affiliates of the Partnership. Unless otherwise indicated, each Unitholder has sole voting and investment power with respect to the Units beneficially owned.

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


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)     Financial Statements:

                                                                                                         Page
Description                                                                                             Number
-----------                                                                                             ------
Balance Sheets as of December 31, 2000 and 1999......................................................     22

Statements of Income and Comprehensive Income for the years ended December 31, 2000,
   1999 and 1998.....................................................................................     23

Statements of Changes in Partners' Equity for the years ended December 31, 2000, 1999
    and 1998.........................................................................................     24

Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998........................     25

Notes to Financial Statements........................................................................     26


(a)(2)   Financial Statement Schedules:

         IV - Mortgage Loans on Real Estate..........................................................     35

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

         10.19 Amendment No. 3 to Reimbursement Agreement by Integrated Funding, Inc. and the AIM Funds, effective January 1, 2000, (filed herewith)



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

                                                     AMERICAN INSURED MORTGAGE
                                                     INVESTORS L.P. - SERIES 88
                                                     (Registrant)

                                                     By:    CRIIMI, Inc.
                                                     General Partner


/s/ March 12, 2001                             /s/ William B. Dockser
------------------                             ----------------------
DATE                                           William B. Dockser
                                               Chairman of the Board

/s/ March 08, 2001                             /s/ H. William Willoughby
------------------                             -------------------------
DATE                                           H. William Willoughby
                                               President and Secretary


/s/ March 26, 2001                             /s/ Cynthia O. Azzara
------------------                             ---------------------
DATE                                           Cynthia O. Azzara
                                               Senior Vice President,
                                               Chief Financial Officer and
                                               Treasurer


/s/ March 07, 2001                             /s/ Garrett G. Carlson, Sr.
------------------                             ---------------------------
DATE                                           Garrett G. Carlson, Sr.
                                               Director


/s/ March 12, 2001                             /s/ G. Richard Dunnells
------------------                             -----------------------
DATE                                           G. Richard Dunnells
                                               Director


/s/ March 08, 2001                             /s/ Robert J. Merrick
------------------                             ---------------------
DATE                                           Robert J. Merrick
                                               Director


/s/ March 09, 2001                             /s/ Robert E. Woods
------------------                             -------------------
DATE                                           Robert E. Woods
                                               Director

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88



                              Financial Statements

                        as of December 31, 2000 and 1999


                             and for the Years Ended

                        December 31, 2000, 1999 and 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of American Insured Mortgage Investors L.P. - Series 88:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors L.P. - Series 88 (the "Partnership") as of December 31, 2000 and 1999, and the related statements of income and comprehensive income, changes in partners' equity and cash flows for the years ended December 31, 2000, 1999 and 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years ended December 31, 2000, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 2000 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



Arthur Andersen LLP
Vienna, Virginia
February 23, 2001

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                                   December 31,      December 31,
                                                                       2000              1999
                                                                   ------------      ------------
                                     ASSETS

Investment in FHA-Insured Certificates and GNMA
   Mortgage-Backed Securities, at fair value:
      Acquired insured mortgages                                   $ 44,649,442      $ 54,329,225
      Originated insured mortgages                                    8,492,111         8,452,851
                                                                   ------------      ------------

                                                                     53,141,553        62,782,076

Investment in FHA-Insured Loans, at amortized cost,
   net of unamortized discount and premium:
      Originated insured mortgages                                    5,627,149         5,676,336
      Acquired insured mortgages                                              -           461,081
                                                                   ------------      ------------

                                                                      5,627,149         6,137,417

Cash and cash equivalents                                             7,605,734         9,412,244

Investment in affiliate                                               1,825,772         1,250,860

Notes receivable from affiliates and due from affiliates                 53,437           658,493

Receivables and other assets                                          3,034,464         3,213,483
                                                                   ------------      ------------

      Total assets                                                 $ 71,288,109      $ 83,454,573
                                                                   ============      ============



                LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                              $  7,774,718      $  9,625,841

Accounts payable and accrued expenses                                   382,663           126,648
                                                                   -----------       ------------

      Total liabilities                                               8,157,381         9,752,489
                                                                   ------------      ------------

Partners' equity:
   Limited partners' equity, 15,000,000 Units authorized,
      8,802,091 Units issued and outstanding                         69,011,402        80,173,264
   General partner's deficit                                         (5,582,223)       (5,007,111)
   Less:  Repurchased Limited Partnership
      Units - 50,000 Units                                             (618,750)         (618,750)
   Accumulated other comprehensive income (loss)                        320,299          (845,319)
                                                                   ------------      ------------

      Total Partners' equity                                         63,130,728        73,702,084
                                                                   ------------      ------------

      Total liabilities and partners' equity                       $ 71,288,109      $ 83,454,573
                                                                   ============      ============

           The accompanying notes are an integral part of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                     For the years ended December 31,
                                                   2000            1999            1998
                                                -----------     -----------     -----------

Income:
  Mortgage investment income                    $ 5,276,523     $ 6,848,840     $ 9,606,555
  Interest and other income                         224,751         444,944         391,565
                                                -----------     -----------     -----------

                                                  5,501,274       7,293,784       9,998,120
                                                -----------     -----------     -----------

Expenses:
  Asset management fee to related parties           712,869         942,910       1,287,672
  General and administrative                        437,036         369,751         287,395
                                                -----------     -----------     -----------

                                                  1,149,905       1,312,661       1,575,067
                                                -----------     -----------     -----------

Earnings before gains (losses) on
  mortgage dispositions                           4,351,369       5,981,123       8,423,053


Mortgage dispositions:
  Gains                                             386,654       1,072,589       1,106,588
  Losses                                                  -            (422)       (350,159)
                                                -----------     -----------     -----------

Net earnings                                    $ 4,738,023     $ 7,053,290     $ 9,179,482
                                                ===========     ===========     ===========

Other comprehensive income (loss)                 1,165,618        (960,003)     (1,545,152)
                                                -----------     -----------     -----------

Comprehensive income                            $ 5,903,641     $ 6,093,287     $ 7,634,330
                                                ===========     ===========     ===========

Net earnings allocated to:
  Limited partners - 95.1%                      $ 4,505,860     $ 6,707,679     $ 8,729,687
  General Partner -   4.9%                          232,163         345,611         449,795
                                                -----------     -----------     -----------

                                                $ 4,738,023     $ 7,053,290     $ 9,179,482
                                                ===========     ===========     ===========

Net earnings per Limited Partnership
  Unit outstanding - Basic                      $      0.51     $      0.76     $      0.99
                                                ===========     ===========     ===========

                  The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the years ended December 31, 2000, 1999, and 1998

                                                                               Repurchased     Accumulated
                                                                                 Limited          Other          Total
                                                 General        Limited        Partnership    Comprehensive     Partners'
                                                 Partner        Partners          Units       Income (Loss)      Equity
                                              -------------   -------------   -------------   -------------   -------------
Balance, January 1, 1998                      $  (1,539,380)  $ 147,475,554   $    (618,750)  $   1,659,836   $ 146,977,260

  Net Earnings                                      449,795       8,729,687               -               -       9,179,482
  Adjustment to unrealized gains (losses)
     on investments in insured mortgages                  -               -               -      (1,545,152)     (1,545,152)
  Distributions paid or accrued of $4.34
     per Unit, including return of capital
     of $3.35 per Unit                           (1,968,300)    (38,201,074)              -               -     (40,169,374)
                                              -------------   -------------   -------------   -------------   -------------

Balance, December 31, 1998                       (3,057,885)    118,004,167        (618,750)        114,684     114,442,216

  Net Earnings                                      345,611       6,707,679               -               -       7,053,290
  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                     -               -               -        (960,003)       (960,003)
  Distributions paid or accrued of $5.06
     per Unit, including return of capital of
     $4.30 per Unit                              (2,294,837)    (44,538,582)              -               -     (46,833,419)
                                              -------------   -------------   -------------   -------------   --------------

Balance, December 31, 1999                       (5,007,111)     80,173,264        (618,750)       (845,319)     73,702,084

  Net Earnings                                      232,163       4,505,860               -               -       4,738,023
  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                     -               -               -       1,165,618       1,165,618
  Distributions paid or accrued of $1.78
     per Unit, including return of capital of
     $1.27 per Unit                                (807,275)    (15,667,722)              -               -     (16,474,997)
                                              -------------   -------------   -------------   -------------   -------------

Balance, December 31, 2000                    $  (5,582,223)  $  69,011,402   $    (618,750)  $     320,299   $  63,130,728
                                              =============   =============   =============   =============   =============

Limited Partnership Units outstanding -
   basic, as of December 31, 2000, 1999,
   and 1998                                                       8,802,091
                                                                  =========

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                            STATEMENTS OF CASH FLOWS

                                                                               For the years ended December 31,
                                                                            2000             1999             1998
                                                                         -----------      -----------      -----------
Cash flows from operating activities:
   Net earnings                                                          $ 4,738,023      $ 7,053,290      $ 9,179,482
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Gain on mortgage dispositions                                         (386,654)      (1,072,589)      (1,106,588)
      Loss on mortgage dispositions                                                -              422          350,159
      Changes in assets and liabilities:
         Decrease in investment in affiliate, note
           receivable from affiliates and due from affiliates                 17,412           63,125           38,090
         Decrease in receivables and other assets                            179,019          132,524          354,296
         Increase (decrease) in accounts payable and accrued expenses        256,015           48,919          (43,602)
                                                                         -----------      -----------      -----------

         Net cash provided by operating activities                         4,803,815        6,225,691        8,771,837
                                                                         -----------      -----------      -----------

Cash flows provided by investing activities:
   Proceeds from dispositions of Insured mortgages                        11,008,711       35,966,462       33,845,966
   Receipt of mortgage principal from scheduled payments                     707,084          847,024        1,928,044
                                                                         -----------      -----------      -----------

         Net cash provided by investing activities                        11,715,795       36,813,486       35,774,010
                                                                         -----------      -----------      -----------

Cash flows used in financing activities:
   Distributions paid to partners                                        (18,326,120)     (39,151,257)     (41,742,829)
                                                                         -----------      -----------      -----------

Net (decrease) increase in cash and cash equivalents                      (1,806,510)       3,887,920        2,803,018
                                                                         -----------      -----------      -----------

Cash and cash equivalents, beginning of year                               9,412,244        5,524,324        2,721,306
                                                                         -----------      -----------      -----------

Cash and cash equivalents, end of year                                   $ 7,605,734      $ 9,412,244      $ 5,524,324
                                                                         ===========      ===========      ===========
Non cash investing activity:
    Increased receivable due from Patrician as a result of the foreclosure and sale of the property underlying the mortgage on
    St. Charles Place-Phase II                                           $         -      $   706,765      $         -
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

     On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") confirmed CRIIMI MAE's and CRIIMI MAE Management, Inc.'s Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, and November 22, 2000, the "Plan"). CRIIMI MAE is working to complete the debt documentation, evidencing the secured financings to be provided by (1) the unsecured creditors, and (2) Merrill Lynch Mortgage Capital, Inc. and German American Capital Corporation (collectively the "New Debt Documents"). On March 9, 2001, the Bankruptcy Court approved an extension of the date by which the Plan must be effective to April 13, 2001. The Official Committee of Unsecured Creditors had previously filed its own plan of reorganization and proposed disclosure statement, but has asked the Bankruptcy Court, subject to completion of mutually acceptable debt documentation, to defer consideration of its plan and proposed disclosure statement. There can be no assurance at this time that CRIIMI MAE will be able to complete the New Debt Documents and effectuate the Plan by April 13, 2001.



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

Investment in Mortgages
-----------------------

     The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to FHA programs ("FHA-Insured Certificates"), mortgage-backed securities guaranteed by GNMA ("GNMA Mortgage-Backed Securities") and FHA-insured mortgage loans ("FHA-Insured Loans"). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are non-recourse first liens on multifamily residential developments.

     Payments of principal and interest on FHA-Insured Certificates and FHA-Insured Loans are insured by the United States Department of Housing and Urban Development ("HUD") pursuant to Title 2 of the National Housing Act. Payments of principal and interest on GNMA Mortgage-Backed Securities are guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

     As of December 31, 2000, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 28 years. However, the partnership agreement states that the Partnership will terminate in approximately 21 years, on December 31, 2021, unless previously terminated under the provisions of the partnership agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investment in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the ability or intent, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the available for sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as available for sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default.

     In connection with this classification, as of December 31, 2000 and 1999, the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the net unrealized gains and losses on these assets reported as other comprehensive income and as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as available for sale, will be included as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as available for sale, will continue to be reported in earnings. The amortized cost of the investments in GNMA
Mortgage-Backed Securities and FHA-Insured Certificates in this category is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

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

Income Taxes
------------

     No provision has been made for Federal, state or local income taxes in the accompanying statements of income and comprehensive income since they are the responsibility of the Unitholders.

Statements of Cash Flows
------------------------

     No cash payments were made for interest expense during the years ended December 31, 2000, 1999, and 1998. Since the statements of cash flows are intended to reflect only cash receipt and cash payment activity, the statements of cash flows do not reflect operating activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments.


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

                                          As of December 31, 2000          As of December 31, 1999
                                         Amortized          Fair          Amortized          Fair
                                           Cost             Value           Cost             Value
                                       ------------     ------------     ------------     ------------
 Investment in FHA-Insured
  Certificates and GNMA
  Mortgage-Backed Securities:
  Originated Insured Mortgages         $ 45,000,295     $ 44,649,442     $ 55,763,736     $ 54,329,225
  Acquired Insured Mortgages              7,808,228        8,492,111        7,863,659        8,452,851
                                       ------------     ------------     ------------     ------------

                                       $ 52,808,523     $ 53,141,553     $ 63,627,395     $ 62,782,076
                                       ============     ============     ============     ============

Investment in FHA-Insured Loans:
  Acquired Insured Mortgages           $  5,627,149     $  5,248,132     $  5,676,336     $  5,169,038
  Originated Insured Mortgage                    --               --          461,081          459,177
                                       ------------     ------------     ------------     ------------

                                       $  5,627,149     $  5,248,132     $  6,137,417     $  5,628,215
                                       ============     ============     ============     ============

Cash and cash equivalents              $  7,605,734     $  7,605,734     $  9,412,244     $  9,412,244

Accrued interest receivable            $    394,719     $    394,719     $    466,974     $    466,974

GNMA Mortgage-Backed Security
  contributed to affiliate             $  1,838,504     $  1,825,772     $  1,250,860     $  1,250,860

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Investment in FHA-Insured Certificates, GNMA Mortgage-Backed Securities
  and FHA-Insured Loans
-----------------------------------------------------------------------

     The fair value of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans is priced internally. The Partnership used a discounted cash flow methodology to estimate the fair value; the cash flows were discounted using a discount rate that, in the Partnership's view, was commensurate with the market's perception of risk and value. The Partnership used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, (ii) a relative comparison of dealer provided quotes from the previous year to those disclosed in recent research reports and incorporating adjustments to reflect changes in the market, and
(iii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities.

Cash and cash equivalents and accrued interest receivable
---------------------------------------------------------

     The carrying amount approximates fair value because of the short maturity of these instruments.


4.   COMPREHENSIVE INCOME

     Comprehensive Income includes net earnings as currently reported by the Partnership adjusted for other comprehensive income. Other comprehensive income for the Partnership consists of changes in unrealized gains and losses related to the Partnership's mortgages accounted for as available for sale. The table below breaks out other comprehensive income for the periods presented into the following two categories: (1) the change to unrealized gains and losses that relate to mortgages which were disposed of during the period with the resulting realized gain or loss reflected in net earnings (reclassification adjustments) and (2) the change in the unrealized gain or loss related to those investments that were not disposed of during the period.

                                                                   2000            1999            1998
                                                               ------------    ------------    ------------
Reclassification adjustment for losses
  included in net income                                       $    187,450    $  1,577,427    $    146,033
Unrealized holding gains (losses) arising during
  the period                                                        978,168      (2,537,430)     (1,691,185)
                                                               ------------    ------------    ------------

Net adjustment to unrealized gains (losses) on mortgages       $  1,165,618    $   (960,003)   $ (1,545,152)
                                                               ============    ============    ============


5.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES

     The following is a discussion of the Partnership's insured mortgage investments, along with the risks related to each type of investment:

Fully Insured Originated Insured Mortgages and Acquired Insured Mortgages
-------------------------------------------------------------------------

     Listed below is the Partnership's aggregate investment in Fully Insured Mortgages as of December 31, 2000 and 1999:

                                                                          December 31,
                                                                   2000                     1999
                                                               ------------             ------------
 Number of:
  GNMA Mortgage-Backed Securities(1)(3)(4)                               18                       20
  FHA-Insured Certificates(2)                                             1                        2
Amortized Cost                                                 $ 45,000,295             $ 55,763,736
Face Value                                                       44,953,069               55,736,170
Fair Value                                                       44,649,442               54,329,225

(1) In March 2000, the mortgage on Linville Manor was prepaid. The Partnership received net proceeds of approximately $2.0 million and recognized a gain of approximately $107,000 for the year ended December 31, 2000. A distribution of approximately $0.22 per Unit related to the prepayment of this mortgage was declared in March and was paid to Unitholders in May 2000.
(2) In May 2000, the mortgage on Park Avenue Plaza was prepaid. The Partnership received net proceeds of approximately $2.0 million and recognized a gain of approximately $95,000 for the year ended December 31, 2000. A distribution of approximately $0.22 per Unit related to the prepayment of this mortgage was declared in May and was paid to Unitholders in August 2000.
(3) In November 2000, the mortgage on Lioncrest Towers Apartments was prepaid. The Partnership received net proceeds of approximately $6.5 million and recognized a gain of approximately $180,000 for the year ended December 31, 2000. A distribution of approximately $0.70 per Unit related to the prepayment of this mortgage was declared in December 2000 and was paid to Unitholders in February 2001.
(4) In January 2001, the mortgage on Silver Lake Plaza Apartments was prepaid. The Partnership received net proceeds of approximately $5.2 million and expects to recognize a gain of approximately $83,000. A distribution of approximately $0.56 per Unit related to the prepayment of this mortgage was declared in February 2001 and will be paid to Unitholders in May 2001.

     As of February 16, 2001, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with HUD. The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of December 31, 2000, the Partnership had received approximately $10.2 million of the assignment proceeds, including partial repayment of the outstanding principal and accrued interest. HUD has disallowed approximately $1.65 million of the assignment claim, which is included in Receivables and Other Assets. The General Partner retained counsel in this matter and is actively pursuing litigation against the loan servicer, Greystone Servicing Corporation, Inc. ("Greystone"), for the amount disallowed by HUD. On July 30, 1998, the Partnership filed a Motion for Judgment against Greystone in the Circuit Court of Fauquier County, Virginia (the "Court"). The Motion for Judgment alleges breach of contract and negligence claims and seeks judgment for $1,653,396, the amount disallowed by HUD, plus interest, attorneys' fees and costs. In the Motion for Judgement, the General Partner alleges as follows:
Pursuant to a mortgage servicing contract, the Participation and Servicing Agreement ("PSA"), Greystone was obligated to ensure that the requirements for preserving HUD insurance on the loan were satisfied. Specifically, the PSA required Greystone to prepare a written notice of default in the event the borrower defaulted on the mortgage loan repayment obligation and to file notice of such default with HUD within thirty (30) days after an uncured borrower's cure period. Due to Greystone's failure to timely file a notice of default with HUD, HUD applied a surcharge of $1,653,396 to the insurance proceeds due AIM 88, as permitted pursuant to the FHA Insurance Contract. On February 28, 2000, AIM 88 and Greystone Servicing Corporation, Inc. presented oral arguments for summary judgement before the Court in this matter. In May 2000, the Court granted the motion for summary judgement of the Partnership, in part. Final judgement is still outstanding. The trial date has been continued until May 2001. The Partnership believes that the allowance for loan losses of $375,000 as of December 31, 2000, is sufficient to provide for amounts that may not be recovered from the servicer.

Coinsured FHA-Insured Certificate
---------------------------------

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

     While the Partnership is due payment of all amounts owed under the mortgage, the coinsurance lender is responsible for the timely payment of principal and interest to the Partnership. The coinsurance lender is prohibited from entering into any workout arrangement with the borrower without the Partnership's consent and must file a claim for coinsurance benefits with HUD, upon default, if the Partnership so directs. As an ongoing HUD approved coinsurance lender, and under the terms of the participation documents, the coinsurance lender is required to satisfy certain minimum net worth requirements as set forth by HUD. However, it is possible that the coinsurance lender's potential liability for loss on these developments, and others, could exceed its HUD-required minimum net worth. In such case, the Partnership would bear the risk of loss if the coinsurance lenders were unable to meet their coinsurance obligations. In addition, HUD's obligation for the payment of its share of the loss could be diminished under certain conditions, such as the lender not adequately pursuing regulatory violations of the borrower or the failure to comply with other terms of the mortgage. However, the General Partner is not aware of any conditions or actions that would result in HUD diminishing its insurance coverage.

     As of December 31, 2000 and 1999, the Partnership held one investment in a coinsured FHA-Insured Certificate secured by a coinsured mortgage. As of December 31, 2000 and 1999, the remaining single FHA-Insured Certificate is coinsured by IFI, an affiliate of the Partnership. The following is a discussion of actual and potential performance problems with respect to the Partnership's coinsured mortgage investments.

Coinsured by affiliate
----------------------

     As of December 31, 2000 and 1999, the Partnership held one investment in a coinsured FHA-Insured Certificate secured by a coinsured mortgage, where the coinsurance lender is Integrated Funding, Inc. ("IFI"). This investment was made on behalf of the Partnership by the former managing general partner. As structured by the former managing general partner, with respect to this mortgage, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss on this mortgage investment.

                                            December 31, 2000                              December 31, 1999
                                 Amortized        Face           Fair           Amortized        Face           Fair
                                   Cost           Value       Mkt. Value          Cost           Value       Mkt. Value
                                -----------    -----------    -----------      -----------    -----------    -----------

 Summerwind Apts.-Phase II      $ 7,808,228    $ 9,148,110    $ 8,492,111      $ 7,863,659    $ 9,231,460    $ 8,452,851

     As of February 16, 2001, the mortgagor was current with respect to payment of principal and interest on this mortgage.

     There was no loan loss recognized for the years ended 2000 and 1999. The cumulative loan loss recognized in prior years was $1,511,743 for Summerwind Apartments - Phase II.

Coinsured by third party
------------------------

     The previously owned mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. On October 14, 1993, Patrician filed a foreclosure action on the property underlying this coinsured mortgage. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U.S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $3 million. A distribution of approximately $0.32 per Unit related to the sale was declared in November
1999 and was paid to Unitholders in February 2000. In February 2001, the Partnership received claim proceeds from Patrician of approximately $2.2 million and expects to recognize a gain of approximately $822,000. The claim proceeds represent the remaining balance due on the mortgage, including interest from November 1, 1995 through the date of receipt. The Partnership expects to distribute approximately $0.24 per Unit related to the disposition of this mortgage in May 2001. As of December 31, 2000, approximately $1.4 million of this amount is included on the balance sheet in Receivables and other assets. The amount of the Partnership's investment in this mortgage represents the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest is held by AIM 86, an affiliate of the Partnership.



6.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in fully insured Originated Insured Mortgages as of December 31, 2000 and 1999:

                                                                            December 31,
                                                                   2000                     1999
                                                               ------------             ------------
Number of Mortgages(1)                                                    1                        1
Amortized Cost                                                 $  5,627,149             $  5,676,336
Face Value                                                        5,627,149                5,676,336
Fair Value                                                        5,248,132                5,169,038

     As of February 16, 2001, the Partnership's FHA-Insured Loan was current with respect to payment of principal and interest.

     Listed below is the Partnership's aggregate investment in fully insured Acquired Insured Mortgages as of December 31, 2000 and 1999:

                                                                              December 31,
                                                                       2000                  1999
                                                                    ----------            ----------
Number of Mortgages(1)                                                       -                     1
Amortized Cost                                                      $        -            $  461,081
Face Value                                                                   -               460,441
Fair Value                                                                   -               459,177

(2) In May 2000, the mortgage on Kingsway Apartments was prepaid. The Partnership received net proceeds of approximately $455,000 and recognized a gain of approximately $4,600 for the year ended December 31, 2000. A distribution of approximately $0.05 per Unit related to the prepayment of this mortgage was declared in May and was paid to Unitholders in August 2000.

     In addition to base interest payments from FHA-Insured Loans, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as "Participations"). During the years ended December 31, 2000, 1999 and 1998, the Partnership received additional interest of $0, $0 and $69,820, respectively, from the FHA-Insured Loans, through these Participations. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.


7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner, and certain affiliated entities, during the years ended December 31, 2000, 1999 and 1998, have earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------

                                 Capacity in Which                      For the years ended December 31,
Name of Recipient                   Served/Item                     2000              1999              1998
-----------------                -----------------               ----------        ----------        ----------
CRIIMI, Inc.(1)            General Partner/Distribution          $  807,275        $2,294,837        $1,968,300

AIM Acquisition            Advisor/Asset Management Fee             712,869           942,910         1,287,672
  Partners, L.P.(2)

CRIIMI MAE                 Affiliate of General Partner/             46,164            45,757            68,010
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

(2) The Advisor, pursuant to the partnership agreement is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the partnership agreement). The Sub-advisor to the Partnership is entitled to a fee of 0.28% of Total Invested Assets of the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP, the Sub-advisor, earned a fee equal to $210,081, $277,888 and $379,506 for the years ended December 31, 2000, 1999 and 1998, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE Inc., which filed for protection under Chapter 11 of the U.S. Bankruptcy Code.


8.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                              2000                    1999                    1998
                                           ----------              ----------              ----------
Quarter ended March 31                     $     0.37 (1)          $     0.61 (5)          $     1.21 (12)(13)
Quarter ended June 30,                           0.42 (2)(3)             3.26 (6)(7)(8)          1.50 (14)(15)
Quarter ended September 30,                      0.15                    0.15                    1.42 (16)
Quarter ended December 31,                       0.84 (4)                1.04 (9)(10)(11)        0.21
                                           ----------              ----------              ----------
                                           $     1.78              $     5.06              $     4.34
                                           ==========              ==========              ==========


     The following disposition proceeds are included in the distributions listed above:

                                                             Date                             Net
                                                           Proceeds          Type of        Proceeds
                   Complex Name                            received        Disposition      Per Unit
                   ------------                            --------        -----------      --------
         (1)       Linville Manor                          Mar. 2000       Prepayment        $ 0.22
         (2)       Park Avenue Plaza                       May 2000        Prepayment          0.22
         (3)       Kingsway Apartments                     May 2000        Prepayment          0.05
         (4)       Lioncrest Towers                        Nov. 2000       Prepayment          0.70
         (5)       Olde Mill Apartments                    Dec. 1998       Prepayment          0.37
         (6)       Seven Springs Apartments                April 1999      Prepayment          0.53
         (7)       Kon Tiki Apartments                     May 1999        Prepayment          0.06
         (8)       The Breakers at Golf Mill               May 1999        Prepayment          2.43
         (9)       Oak Grove Apartments                    Oct. 1999       Prepayment          0.06
         (10)      Heather Ridge Apartments                Nov. 1999       Prepayment          0.49
         (11)      St. Charles Place - Phase II            Nov. 1999       Sale                0.32
         (12)      Northpoint Apartments                   Jan. 1998       Prepayment          0.19
         (13)      Olmstead Apartments                     Feb. 1998       Prepayment          0.73
         (14)      Olde Mill Apartments                    May 1998        Curtailment         0.08
         (15)      Arbor Village                           June 1998       Prepayment          1.18
         (16)      Water's Edge II Apartments             Sept. 1998       Prepayment          1.19

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


9. INVESTMENT IN AFFILIATE, NOTES RECEIVABLE FROM AFFILIATES, DUE FROM AFFILIATES AND NOTE PAYABLE AND DUE TO AFFILIATE

     In addition to the related party transactions described in Note 7, in order to capitalize IFI with sufficient net worth under HUD regulations, in April 1994, the Partnership transferred a GNMA Mortgage-Backed Security in the amount of approximately $2.0 million to IFI. As of December 31, 2000, this GNMA Mortgage-Backed Security had a face value and a fair value of approximately $1.8 million. As of December 31, 1999, it had a face value of approximately $1.9 million and a fair value of approximately $1.8 million. The Partnership's interest in this security is included on the balance sheet in Investment in affiliate. As of December 31, 2000, the Partnership along with AIM 85 and AIM 86 equally own AIM Mortgage, Inc. In turn, AIM Mortgage, Inc. owns all of the outstanding preferred stock and common stock of IFI.

     As part of the Partnership's transfer of the GNMA to IFI, AIM 85 and AIM 86 each issued a demand note payable to the Partnership and recorded an investment in IFI through AIM Mortgage, Inc. at an amount proportionate to each entity's coinsured mortgages for which IFI was the mortgagee of record as of April 1, 1994. In April 1997, the GNMA Mortgage-Backed Security was reallocated between the Partnership and AIM 86 as AIM 85 no longer held any mortgages coinsured by IFI. As a result, a new demand note payable from AIM 86 was issued and the investment in IFI was reallocated. As of December 31, 2000, the Partnership's demand note receivable from AIM 86 was cancelled as AIM 86 no longer holds mortgages coinsured by IFI. As a result, the investment in IFI was reallocated. Interest income on these notes, which are based on an annual interest rate of 7.25% (representing the interest rate on the GNMA Mortgage-Backed Security transferred by the Partnership), was $45,994, $47,740 and $47,740 during the years ended December 31, 2000, 1999 and 1998, respectively, and is included in interest and other income on the accompanying statements of income and comprehensive income.

     In connection with these transfers, the expense reimbursement agreement was amended as of April 1, 1997, to adjust the allocation of the expense reimbursement to the AIM Funds to an amount proportionate to each entity's coinsured mortgage investments for which IFI was the mortgagee of record as of April 1, 1997. The expense reimbursement, as amended, along with the Partnership's interest income from the notes receivable, and the Partnership's equity interest in IFI's net income or loss, substantially equals the mortgage interest on the GNMA Mortgage-Backed Security transferred to IFI. In April 1997, this agreement was amended to exclude AIM 85, which no longer holds mortgages coinsured by IFI. In December 2000, this agreement was amended to exclude AIM 86, which no longer holds mortgages coinsured by IFI. The Partnership received expense reimbursements of $89,336, $92,656 and $92,656 during the years ended December 31, 2000, 1999 and 1998, respectively, and is included in general and administrative expense on the accompanying statements of income and comprehensive income.



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


11.   SUMMARY OF QUARTERLY RESULTS OF OPERATIONS
      (Dollars In Thousands, Except Per Unit Data)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2000, 1999 and 1998:

                                                                      2000
                                                                  Quarter ended
                                           March 31          June 30         September 30      December 31
                                           --------          -------         ------------      -----------
Income                                    $   1,464         $   1,383         $   1,339         $   1,315
Net earnings                                  1,329             1,252             1,117             1,040
Net gains from mortgage
  dispositions                                  107               100                --               180
Net earnings per
  Limited Partnership Unit - Basic             0.14              0.14              0.12              0.11

                                                                      1999
                                                                  Quarter ended
                                          March 31           June 30         September 30      December 31
                                          --------           -------         ------------      -----------
Income                                   $    2,091         $   2,004         $   1,671         $   1,528
Net earnings                                  1,657             2,550             1,398             1,448
Net gains from mortgage
  dispositions                                   --               877                --               195
Net earnings per
  Limited Partnership Unit - Basic             0.18              0.27              0.16              0.15

                                                                      1998
                                                                  Quarter ended
                                          March 31           June 30         September 30      December 31
                                          --------           -------         ------------      -----------
Income                                   $    2,812         $   2,625         $   2,342         $   2,219
Net earnings                                  3,170             1,778             2,174             2,057
Net gains (losses) from
  mortgage dispositions                         786              (350)              223                97
Net earnings per
  Limited Partnership Unit - Basic             0.34              0.19              0.24              0.22

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88 NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2000

                                                                   Interest                                        Annual Payment
                                                                   Rate on         Face              Net           Principal and
                                                      Maturity     Mortgage      Value of       Carrying Value        Interest
Development Name/Location                               Date        (5)(6)       Mortgage       (3)(8)(9)(11)        (5)(6)(10)
-------------------------                             --------     --------     -----------      --------------    --------------
ACQUIRED INSURED MORTGAGES:
FHA-Insured Certificate (carried at fair value)

Sylvan Manor, Silver Spring, MD                         5/21        7.500%      $ 2,964,135      $ 2,767,200        $  284,523
                                                                                -----------      -----------

GNMA Mortgage-Backed Securities (carried at fair value)

Beauvoir Manor Apts, Biloxi, MS                         9/18        8.875%        1,177,264        1,184,795           127,640
Burlwood Apts., Portland, OR                            8/15        9.000%          574,901          571,731            61,888
Collin Care Centers, Plano, TX                          9/30        8.125%        1,661,801        1,649,194           144,255
Garden Terrace, Douglasville, GA                        1/20        7.125%        2,526,383        2,510,718           236,477
Greenview Garden, Butler, PA                            7/33        9.000%          868,971          873,200            78,282
Hewitt Gardens Apts., Wheaton, MD                      10/29        8.750%        4,367,097        4,389,307           405,012
Holton Manor, Elkhorn, WI                              11/21        8.250%          962,980          956,469            94,456
Lamplighter Apts., Port Arthur, TX                     10/29        9.000%        2,184,001        2,195,040           207,195
Lorenzo Carolina Apts, Tampa, FL                        6/26        8.250%          989,146          981,924            89,266
Oaklawn Apts., Boise, ID                                8/24        9.000%          463,240          459,887            40,342
Oakwood Gardens, San Jose, CA                          10/23        7.750%        1,103,104        1,095,466            97,665
Orchard Creek Apts., Farmington Hills, MI               1/30        8.625%        1,254,425        1,260,805           113,194
San Jose South, San Jose, CA                           10/23        7.750%        7,888,106        7,833,492           698,388
Silver Lake Plaza Apts, Los Angeles, CA                11/35        7.950%        5,242,219        5,244,550           431,705
Stoney Creek, Washington Township, MI                   2/29        7.500%        5,232,571        5,193,902           427,305
Tehama Estates, Sacramento, CA                          7/29        8.750%        1,320,940        1,327,678           122,752
Westview Terrace Apts., Tacoma, WA                      4/30        8.550%        1,121,034        1,126,730           101,094
Woodcrest Townhomes, Chaska, MN                         8/31        8.375%        3,050,751        3,027,354           269,378
                                                                                -----------      -----------
Total Investment in GNMA Mortgage-
  Backed Securities, carried at fair value                                       41,988,934       41,882,242
                                                                                -----------      -----------
Total Investment in Acquired Insured
  Mortgages, carried at fair value                                               44,953,069       44,649,442
                                                                                -----------      -----------

ORIGINATED INSURED MORTGAGES:
Coinsured FHA-Insured Certificate, (carried at fair value)

Summerwind Apartments-Phase II, Naples, FL(1)(4)(7)     6/30        8.500%        9,148,110        8,492,111           865,175
                                                                                -----------      -----------

Total Investment in FHA-Insured Certificates
  and GNMA Mortgage-Backed Securities,
  carried at fair value                                                          54,101,179       53,141,553
                                                                                -----------      -----------
Fully Insured FHA-Insured Loan, (carried at amortized cost)(2)

The Turn at Gresham, Gresham, Oregon(1)                 8/29        8.000%        5,627,149        5,627,149 (2)       501,516
                                                                                -----------      -----------
TOTAL INVESTMENT IN INSURED MORTGAGES                                           $59,728,328      $58,768,702
                                                                                ===========      ===========

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88 NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2000


(1) Two Insured Mortgages, Summerwind Apartments - Phase II and The Turn at Gresham, possess a special assignment option, pursuant to certain mortgage documents, which allows the Partnership, anytime after a certain date, to require payment of the unpaid principal balance of the mortgages. At such time, the borrowers must make payment to the Partnership or the Partnership may cancel the FHA insurance and institute foreclosure proceedings.

(2)  Inclusive of closing costs and acquisition fees.

(3) Prepayment of these Insured Mortgages would be based upon the unpaid principal balance at the time of prepayment.

(4) In connection with Summerwind Apartments - Phase II, the Partnership has recorded a cumulative loan loss of $1,511,743 in prior years. No loan losses were recognized for the years ended 2000 and 1999.

(5) This represents the base interest rate during the permanent phase of this Insured Mortgage loan. Additional interest measured as a percentage of surplus cash (as defined in the Participation agreements) and a percentage of the proceeds from the sale or refinancing of the development (as defined in the Participation agreements) will also be due. During the years ended 2000, 1999 and 1998, additional interest was recognized in the amount of $0, $0 and $69,820, respectively. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

(6) In addition, the servicer or the sub-servicer of the mortgage, primarily unaffiliated third parties, is entitled to receive compensation for certain services rendered.

(7) This mortgage is insured under the HUD coinsurance program. IFI is the HUD-approved coinsurance lender and the Partnership bears the risk of any coinsurance loss, as previously discussed.

(8) A reconciliation of the carrying value of the Partnership's investment in Insured Mortgages, for the years ended December 31, 2000 and 1999, is as follows:

                                                                         2000             1999
                                                                    ------------      ------------
  Beginning balance                                                 $ 68,919,493      $106,327,580

  Principal receipts on mortgages                                       (707,084)         (847,024)

  Proceeds from mortgages assigned
    or sold                                                          (11,008,711)      (35,966,462)

  Net gains on mortgage
    dispositions                                                         386,654         1,072,167

  Coinsurance claims due from HUD                                             --          (706,765)

  Net unrealized gains (losses) on investment in FHA-Insured
    Certificates and GNMA Mortgage-Backed Securities                   1,178,350          (960,003)
                                                                    ------------      ------------

  Ending balance                                                    $ 58,768,702      $ 68,919,493
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

(11) As of December 31, 2000 and 1999, the tax basis of the Insured Mortgages was approximately $60 million and $71 million, respectively.

                                  EXHIBIT 10.19


                   THIRD AMENDMENT TO REIMBURSEMENT AGREEMENT


     THIS THIRD AMENDMENT TO REIMBURSEMENT AGREEMENT is made effective as of January 1, 2000 by and among Integrated Funding, Inc., a New York corporation ("IFI"), American Insured Mortgage Investors L.P. - Series 86 ("AIM 86"), and American Insured Mortgage Investors L.P. - Series 88 ("AIM 88") (AIM 86 and AIM 88 collectively referred to as the "AIM Funds").

                                    RECITALS

     A. The parties hereto entered into the Expense Reimbursement Agreement effective as of December 31, 1992 (the "Agreement") in order to allocate to IFI a portion of the expenses incurred by the AIM Funds in connection with the Subadvisor's management of the funds.

     B. The parties hereto entered into the amendment to Reimbursement Agreement effective as of April 1, 1994 (the "First Amendment") in order to change the allocation of expenses to each fund based on the outstanding principal balance of coinsured loans for which IFI acts as the mortgagee of record as of April 1, 1994.

     C. The parties hereto entered into the amendment to Reimbursement Agreement effective as of April 1, 1997 (the "Second Amendment") in order to change the allocation of expenses to each fund based on the outstanding principal balance of coinsured loans for which IFI acts as the mortgagee of record as of April 1, 1997.

     D. The parties seek to change the allocation of expenses to each fund based on the outstanding principal balance of coinsured loans for which IFI acts as the mortgagee of record as of January 1, 2000.


     NOW THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

     1. Section 1 of the Agreement is hereby deleted in its entirety and the following is substituted in lieu thereof:

          "1. Reimbursement. IFI will reimburse the AIM Funds a total expense amount calculated as .95793% annually of the outstanding principal balance of the coinsured loans for which IFI acts the mortgagee of record (approximately $14 million as of January 1, 2000). The total expense reimbursement shall be allocated to each AIM Fund as follows:

                   AIM FUND                  % of Coinsured Loan Balance
                   --------                  ---------------------------
                    AIM 86                               34%
                    AIM 88                               66%

     2. Except as modified above, all other provisions of the Agreement shall remain in full force and effect.

     IN WITNESS WHEREOF, the parties have executed this Amendment as of the day and year first above written.

                                           INTEGRATED FUNDING, INC.

                                           By:      /s/ William B. Dockser
                                                    ----------------------
                                                    William B. Dockser
                                                    Chairman of the Board




                                           AMERICAN INSURED MORTGAGE
                                           INVESTORS L.P. - Series 86

                                           By:      CRIIMI, Inc.,
                                                    General Partner



                                           By:      /s/ Cynthia O. Azzara
                                                    ---------------------
                                                    Cynthia O. Azzara
                                                    Senior Vice President,
                                                    Chief Financial Officer and
                                                    Treasurer



                                           AMERICAN INSURED MORTGAGE
                                           INVESTORS L.P. - Series 88

                                           By:      CRIIMI, Inc.,
                                                    General Partner



                                           By:      /s/ Cynthia O. Azzara
                                                    ---------------------
                                                    Cynthia O. Azzara
                                                    Senior Vice President,
                                                    Chief Financial Officer and
                                                    Treasurer