Form 10-Q
period 2001-03-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 2001-05-15
CIK 811437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                          March 31, 2001
                                                               --------------

Commission file number                                            1-12724
                                                               --------------



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

                                 (301) 816-2300
                                 --------------




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 31, 2001, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                                                                                                             PAGE
                                                                                                             ----
PART I.           Financial Information

Item 1.           Financial Statements

                    Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000................          3

                    Statements of Income and Comprehensive Income - for the three
                      months ended March 31, 2001 and 2000 (unaudited) ..............................          4

                    Statement of Changes in Partners' Equity - for the three months ended
                      March 31, 2001 (unaudited).....................................................          5

                    Statements of Cash Flows - for the three months ended March 31, 2001
                      and 2000 (unaudited)...........................................................          6

                    Notes to Financial Statements (unaudited)........................................          7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                    of Operations....................................................................         14

Item 2A.          Qualitative and Quantitative Disclosures About Market Risk ........................         17

PART II.          Other Information

Item 5.           Other Information..................................................................         18

Item 6.           Exhibits and Reports on Form 8-K...................................................         18

Signature         ...................................................................................         19

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                            March 31,       December 31,
                                                              2001             2000
                                                           ------------    ------------
                                                           (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                             $ 38,385,741    $ 44,649,442
    Originated insured mortgages                              8,597,858       8,492,111
                                                           ------------    ------------
                                                             46,983,599      53,141,553

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Originated insured mortgages                              5,614,227       5,627,149


Cash and cash equivalents                                     9,354,965       7,605,734

Investment in affiliate                                       1,825,772       1,825,772

Notes receivable from affiliate and due from affiliate           28,489          53,437

Receivables and other assets                                  1,571,866       3,034,464
                                                           ------------    ------------
      Total assets                                         $ 65,378,918    $ 71,288,109
                                                           ============    ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $  9,348,172    $  7,774,718

Accounts payable and accrued expenses                           221,346         382,663
                                                           ------------    ------------
      Total liabilities                                       9,569,518       8,157,381
                                                           ------------    ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    8,802,091 Units issued and outstanding                   61,953,829      69,011,402

  General partners' deficit                                  (5,945,862)     (5,582,223)

  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                                       (618,750)       (618,750)

  Accumulated other comprehensive income                        420,183         320,299
                                                           ------------    ------------
      Total Partners' equity                                 55,809,400      63,130,728
                                                           ------------    ------------
      Total liabilities and partners' equity               $ 65,378,918    $ 71,288,109
                                                           ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                      For the three months ended
                                                               March 31,
                                                     -----------------------------
                                                        2001              2000
                                                     -----------       -----------
Income:
  Mortgage investment income                         $ 1,096,221       $ 1,399,519
  Interest and other income                              112,841            64,068
                                                     -----------       -----------
                                                       1,209,062         1,463,587
                                                     -----------       -----------

Expenses:
  Asset management fee to related parties                149,961           190,881
  General and administrative                              72,974            50,316
                                                     -----------       -----------
                                                         222,935           241,197
                                                     -----------       -----------
Net earnings before gains on
  mortgage dispositions                                  986,127         1,222,390

Gains on mortgage dispositions                           940,833           106,928
                                                     -----------       -----------

Net earnings                                         $ 1,926,960       $ 1,329,318
                                                     ===========       ===========

Other comprehensive income                                99,884            77,474
                                                     -----------       -----------
Comprehensive income                                 $ 2,026,844       $ 1,406,792
                                                     -----------       -----------

Net earnings allocated to:
  Limited partners - 95.1%                           $ 1,832,539       $ 1,264,181
  General Partner -   4.9%                                94,421            65,137
                                                     -----------       -----------
                                                     $ 1,926,960       $ 1,329,318
                                                     ===========       ===========

Net earnings per Unit of limited
  partnership interest - basic                       $      0.21       $      0.14
                                                     ===========       ===========

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 2001

                                   (Unaudited)

                                                                                      Repurchased      Accumulated
                                                                                        Limited           Other
                                                        General         Limited       Partnership     Comprehensive
                                                        Partner         Partner          Units            Income          Total
                                                     -------------   -------------   -------------    -------------   -------------
Balance, December 31, 2000                           $  (5,582,223)  $  69,011,402   $    (618,750)   $     320,299   $  63,130,728

  Net Earnings                                              94,421       1,832,539              --               --       1,926,960

  Adjustment to unrealized gains on
     investments in insured mortgages                           --              --              --           99,884          99,884

  Distributions paid or accrued of $1.01 per Unit,
     including return of capital of $0.80 per Unit        (458,060)     (8,890,112)             --               --      (9,348,172)
                                                     -------------   -------------   -------------    -------------   -------------

Balance, March 31, 2001                              $  (5,945,862)  $  61,953,829   $    (618,750)   $     420,183   $  55,809,400
                                                     =============   =============   =============    =============   =============

Limited Partnership Units outstanding - basic, as
  of March 31, 2001                                                      8,802,091
                                                                         =========


                   The accompanying notes are an integral part
                         of these financial statements.

               AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                         For the three months ended
                                                                                                  March 31,
                                                                                            2001            2000
                                                                                        ------------    ------------
Cash flows from operating activities:
   Net earnings                                                                         $  1,926,960    $  1,329,318
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gain on mortgage dispositions                                                     (940,833)       (106,928)
      Changes in assets and liabilities:
         Decrease (increase) in investment in affiliate, note
            receivable from affiliate and due from affiliate                                  24,948         (35,092)
         Decrease in accounts payable and accrued expenses                                  (161,317)        (12,026)
         Decrease in receivables and other assets                                             43,819         114,809
                                                                                        ------------    ------------

            Net cash provided by operating activities                                        893,577       1,290,081
                                                                                        ------------    ------------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                     154,839         186,998
   Proceeds received from Patrician                                                        2,241,218            --
   Proceeds from mortgage dispositions                                                     6,234,315       2,057,347
                                                                                        ------------    ------------

            Net cash provided by investing activities                                      8,630,372       2,244,345
                                                                                        ------------    ------------

Cash flows used in financing activities:
   Distributions paid to partners                                                         (7,774,718)     (9,625,841)
                                                                                        ------------    ------------

Net increase (decrease) in cash and cash equivalents                                       1,749,231      (6,091,415)

Cash and cash equivalents, beginning of period                                             7,605,734       9,412,244
                                                                                        ------------    ------------

Cash and cash equivalents, end of period                                                $  9,354,965    $  3,320,829
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

      The Partnership's investment in mortgages consists of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration (FHA) programs (FHA-Insured Certificates), mortgage-backed securities guaranteed by the Government National Mortgage Association (GNMA) (GNMA Mortgage-Backed Securities) and FHA-insured mortgage loans (FHA-Insured Loans and together with FHA-Insured Certificates and GNMA Mortgage-Backed Securities, referred to herein as Insured Mortgages). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans insured in whole or in part by the federal government, are non-recourse first liens on multifamily residential developments or retirement homes. As discussed in Note 3, one of the FHA-Insured Certificates is secured by a coinsured mortgage.

      On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") confirmed CRIIMI MAE's and CRIIMI MAE Management, Inc.'s Third Amended Joint Plan of Reorganization (as amended and supplemented by praecipes filed with the Bankruptcy Court on July 13, 14 and 21, and November 22, 2000). On
April 17, 2001, CRIIMI MAE and CRIIMI MAE Management, Inc. announced the completion of their confirmed joint plan of reorganization and emerged from bankruptcy. This marks the conclusion of CRIIMI MAE's and CRIIMI MAE Management, Inc.'s financial reorganization.

2.    BASIS OF PRESENTATION

      In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 2001 and December 31, 2000 and the results of its operations for the three months ended March 31, 2001 and 2000 and its cash flows for the three months ended March 31, 2001 and 2000.

      These unaudited financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 2000.

Comprehensive Income
--------------------

     Comprehensive income is the change in Partners' equity during a period from transactions from non-owner sources. This includes net income as currently reported by the Partnership adjusted for unrealized gains and losses related to the Partnership's mortgages accounted for as available for sale. Unrealized gains and losses are reported in the equity section of the Balance Sheet as Accumulated Other Comprehensive Income.

3.    INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES

Fully Insured Mortgage Investments
----------------------------------

     Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Certificates and GNMA Mortgage-Backed Securities:

                                                              March 31, 2001          December 31, 2000
                                                              --------------          -----------------
Number of:
  GNMA Mortgage-Backed Securities (1)(2)                                 16                       18
  FHA-Insured Certificates                                                1                        1
  Amortized Cost                                               $ 38,757,191             $ 45,000,295
  Face Value                                                     38,620,083               44,953,069
  Fair Value                                                     38,385,741               44,649,442

(1) In January 2001, the mortgage on Silver Lake Plaza Apartments was prepaid. The Partnership received net proceeds of approximately $5.2 million and recognized a gain of approximately $83,000 for the three months ended March 31, 2001. A distribution of approximately $0.56 per Unit related to the prepayment of this mortgage was declared in February and paid to Unitholders in May 2001.
(2) In February 2001, the mortgage on Holton Manor was prepaid. The Partnership received net proceeds of approximately $1.0 million and recognized a gain of approximately $36,000 for the three months ended March 31, 2001. A distribution of approximately $0.10 per Unit related to the prepayment of this mortgage was declared in March and paid to Unitholders in May 2001.

     As of May 1, 2001, all fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities were current with respect to the payment of principal and interest.

     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with HUD. The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of March 31, 2001, the Partnership had received approximately $10.2 million of the assignment proceeds, including partial repayment of the outstanding principal and accrued interest. HUD has disallowed approximately $1.65 million of the assignment claim, which is included in Receivables and Other Assets. The General Partner retained counsel in this matter and is actively pursuing litigation against the loan servicer, Greystone Servicing Corporation, Inc. ("Greystone"), for the amount disallowed by HUD. On July 30, 1998, the Partnership filed a Motion for Judgement against Greystone in the Circuit Court of Fauquier County, Virginia (the "Court"). The Motion for Judgement alleges breach of contract and negligence claims and seeks judgement for $1,653,396, the amount disallowed by HUD, plus interest, attorneys' fees and costs. In the Motion for Judgement, the General Partner alleges as follows:
Pursuant to a mortgage servicing contract, the Participation and Servicing Agreement ("PSA"), Greystone was obligated to ensure that the requirements for preserving HUD insurance on the loan were satisfied. Specifically, the PSA required Greystone to prepare a written notice of default in the event the borrower defaulted on the mortgage loan repayment obligation and to file notice of such default with HUD within thirty (30) days after an uncured borrower's cure period. Due to Greystone's failure to timely file a notice of default with HUD, HUD applied a surcharge of $1,653,396 to the insurance proceeds due AIM 88, as permitted pursuant to the FHA Insurance Contract.

     On February 28, 2000, AIM 88 and Greystone Servicing Corporation, Inc. presented oral arguments for summary judgement before the Court in this matter. In May 2000, the Court granted the motion for summary judgement of the Partnership, in part. Final judgement is still outstanding. The trial date is scheduled for May 21 and May 22, 2001. The Partnership believes that the allowance for loan losses of $375,000 as of March 31, 2001, is sufficient to provide for amounts that may not be recovered from the servicer.

Coinsured by affiliate
----------------------

     As of March 31, 2001 and December 31, 2000, the Partnership held an investment in one FHA-Insured Certificate secured by a coinsured mortgage, where the coinsurance lender is Integrated Funding Inc. (IFI), an affiliate of the Partnership.

     As of May 1, 2001, the IFI coinsured mortgage, as shown in the table below, was current with respect to the payment of principal and interest.

                                    March 31, 2001                                   December 31, 2000
                     -------------------------------------------        -------------------------------------------
                      Amortized         Face            Fair             Amortized         Face            Fair
                        Cost            Value           Value              Cost            Value           Value
                     -----------     -----------     -----------        -----------     -----------     -----------

Summerwind Apts.-
Phase II             $ 7,793,493     $ 9,126,132     $ 8,597,858        $ 7,808,228     $ 9,148,110     $ 8,492,111

Coinsured by third party
------------------------

     The previously owned mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company (Patrician), an unaffiliated third party coinsurance lender under the HUD coinsurance program. On October 14, 1993, Patrician filed a foreclosure action on the property underlying this coinsured mortgage. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U.S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $3 million. A distribution of approximately $0.32 per Unit related to the sale was declared in November
1999 and was paid to Unitholders in February 2000. In February 2001, the Partnership received claim proceeds from Patrician of approximately $2.2 million and recognized a gain of approximately $822,000 for the three months ended March 31, 2001. The claim proceeds represent the remaining balance due on the mortgage, including interest from November 1, 1995 through the date of receipt. A distribution of approximately $0.24 per Unit related to the prepayment of this mortgage was declared in March 2001 and paid to Unitholders in May 2001. The amount of the Partnership's investment in this mortgage represented the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest was held by AIM 86, an affiliate of the Partnership.

4.    INVESTMENT IN FHA-INSURED LOANS

      Listed below is the Partnership's aggregate investment in its fully insured originated FHA-Insured Loan as of March 31, 2001 and December 31, 2000:

                                                              March 31, 2001          December 31, 2000
                                                              --------------          -----------------

Number of Mortgages                                                      1                         1
Amortized Cost                                                 $ 5,614,227               $ 5,627,149
Face Value                                                       5,614,227                 5,627,149
Fair Value                                                       5,309,626                 5,248,132

      As of May 1, 2001, the Partnership's FHA-Insured Loan was current with respect to the payment of principal and interest.

      In addition to base interest payments from fully insured FHA-Insured Loans, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the three months ended March 31, 2001 and 2000, the Partnership received nothing from the Participation on this mortgage. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.


5.    INVESTMENT IN AFFILIATE, NOTES RECEIVABLE AND DUE FROM AFFILIATE

      In order to capitalize IFI with sufficient net worth under HUD regulations, in April 1994, the Partnership transferred a GNMA Mortgage-Backed Security in the amount of approximately $2.0 million to IFI. As of March 31, 2001 and December 31, 2000, this GNMA Mortgage-Backed Security had a face value and a fair value of approximately $1.8 million. The Partnership's interest in this security is included on the balance sheet in Investment in affiliate. The Partnership along with American Insured Mortgage Investors - Series 85, L.P. ("AIM 85") and American Insured Mortgage Investors L.P. - Series 86 ("AIM 86") equally own AIM Mortgage, Inc. In turn, AIM Mortgage, Inc. owns all of the outstanding preferred stock and common stock of IFI.

      As part of the Partnership's transfer of the GNMA to IFI, AIM 85 and AIM 86 each issued a demand note payable to the Partnership and recorded an investment in IFI through AIM Mortgage, Inc. at an amount proportionate to each entity's coinsured mortgages for which IFI was the mortgagee of record as of April 1, 1994. In April 1997, the GNMA Mortgage-Backed Security was reallocated between the Partnership and AIM 86 as AIM 85 no longer held any mortgages coinsured by IFI. As a result, a new demand note payable from AIM 86 was issued and the investment in IFI was reallocated. As of December 31, 2000, the Partnership's demand note receivable from AIM 86 was cancelled as AIM 86 no longer holds mortgages coinsured by IFI. As a result the investment in IFI was reallocated. Interest income on these notes, which are based on an annual interest rate of 7.25% (representing the interest rate on the GNMA Mortgage-Backed Security transferred by the Partnership), was $0 and $11,935 for the three months ended March 31, 2001 and 2000, respectively, and is included in interest and other income on the accompanying statements of income and comprehensive income.

      In connection with these transfers, the expense reimbursement agreement was first amended as of April 1, 1997, to adjust the allocation of the expense reimbursement to the AIM Funds to an amount proportionate to each entity's coinsured mortgage investments for which IFI was the mortgagee of record as of April 1, 1997. The expense reimbursement, as amended, along with the Partnership's interest income from the notes receivable, and the Partnership's equity interest in IFI's net income or loss, substantially equals the mortgage interest on the GNMA Mortgage-Backed Security transferred to IFI. In April 1997, this agreement was amended to exclude AIM 85, which no longer holds mortgages coinsured by IFI. In December 2000, this agreement was amended to exclude AIM 86, which no longer holds mortgages coinsured by IFI. The Partnership received expense reimbursements of $33,367 and $23,164 for the three months ended March 31, 2001 and 2000, respectively, which are included in general and administrative expense on the accompanying statements of income and comprehensive income.

6.    DISTRIBUTIONS TO UNITHOLDERS

      The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 2001 and 2000 are as follows:

                                                     2001             2000
                                                    ------           ------

Quarter ended March 31,                             $  1.01(1)       $  0.37(2)
                                                    -------          -------
                                                    $  1.01          $  0.37
                                                    =======          =======

(1) This amount includes approximately $0.90 per Unit return of capital and gain from the disposition of the following mortgages: Silver Lake Plaza Apartments of $0.56 per Unit, Holton Manor of $0.10 per Unit and St. Charles Place - Phase II of $0.24 per Unit.
(2) This amount includes approximately $0.22 per Unit representing net proceeds from the prepayment of the mortgage on Linville Manor.

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

7.    TRANSACTIONS WITH RELATED PARTIES

      The General Partner and certain affiliated entities, during the three months ended March 31, 2001 and 2000, have earned or received compensation or payments for services from the Partnership as follows:

                        COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                                  For the three months
                                 Capacity in Which                   ended March 31,
Name of Recipient                   Served/Item                  2001              2000
-----------------           ----------------------------       ---------         ---------
CRIIMI, Inc.(1)             General Partner/Distribution       $ 458,060         $ 167,804

AIM Acquisition             Advisor/Asset Management Fee         149,961           190,881
   Partners, L.P. (2)

CRIIMI MAE Management,      Affiliate of General Partner/         11,513            11,842
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

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CRIIMI MAE Services Limited Partnership (CMSLP), the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $44,194 and $54,647 for the three months ended March 31, 2001 and 2000, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE Inc.


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


General
-------

      As of March 31, 2001, the Partnership had invested in 19 Insured Mortgages with an aggregate amortized cost of approximately $52 million, a face value of approximately $53 million and a fair value of approximately $52 million.

      As of May 1, 2001, all of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans were current with respect to the payment of principal and interest.

      In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with HUD. The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of March 31, 2001, the Partnership had received approximately $10.2 million of the assignment proceeds, including partial repayment of the outstanding principal and accrued interest. HUD has disallowed approximately $1.65 million of the assignment claim, which is included in Receivables and Other Assets. The General Partner retained counsel in this matter and is actively pursuing litigation against the loan servicer, Greystone Servicing Corporation, Inc. ("Greystone"), for the amount disallowed by HUD. On July 30, 1998, the Partnership filed a Motion for Judgement against Greystone in the Circuit Court of Fauquier County, Virginia (the "Court"). The Motion for Judgement alleges breach of contract and negligence claims and seeks judgement for $1,653,396, the amount disallowed by HUD, plus interest, attorneys' fees and costs. In the Motion for Judgement, the General Partner alleges as follows:
Pursuant to a mortgage servicing contract, the Participation and Servicing Agreement ("PSA"), Greystone was obligated to ensure that the requirements for preserving HUD insurance on the loan were satisfied. Specifically, the PSA required Greystone to prepare a written notice of default in the event the borrower defaulted on the mortgage loan repayment obligation and to file notice of such default with HUD within thirty (30) days after an uncured borrower's cure period. Due to Greystone's failure to timely file a notice of default with HUD, HUD applied a surcharge of $1,653,396 to the insurance proceeds due AIM 88, as permitted pursuant to the FHA Insurance Contract.

     On February 28, 2000, AIM 88 and Greystone Servicing Corporation, Inc. presented oral arguments for summary judgement before the Court in this matter. In May 2000, the Court granted the motion for summary judgement of the Partnership, in part. Final judgement is still outstanding. The trial date is scheduled for May 21 and May 22, 2001. The Partnership believes that the allowance for loan losses of $375,000 as of March 31, 2001, is sufficient to provide for amounts that may not be recovered from the servicer.

Results of Operations
---------------------

      Net earnings increased for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to an increase in gains on mortgage dispositions, as discussed below. This increase is partially offset by a decrease in mortgage investment income, as discussed below.

      Mortgage investment income decreased for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of five mortgage dispositions with an aggregate principal balance of approximately $16 million, representing an approximate 23% decrease in the aggregate principal balance of the total mortgage portfolio since February 2000.

      Interest and other income increased for the three months ended March 31, 2001 as compared to the corresponding period in 2000, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

      Asset management fee to related parties decreased for the three months ended March 31, 2001, as compared to the corresponding period in 2000, due to the reduction in the mortgage base, as discussed previously.

      General and administrative expenses increased for the three months ended March 31, 2001, as compared to the corresponding period in 2000. This increase is primarily the result of an increase in legal expenses related to the litigation of the mortgage on Water's Edge of New Jersey.

      Gains on mortgage dispositions increased for the three months ended March 31, 2001, as compared to the corresponding period in 2000. During the first three months of 2001, the Partnership recognized gains of approximately $119,000 from the prepayment of the mortgages on Silver Lake Plaza Apartments and Holton Manor. In addition, for the first three months of 2001, the Partnership recognized a gain of approximately $822,000 on the disposition of the mortgage on St. Charles Place - Phase II, a delinquent mortgage coinsured by a third party, Patrician. During the first three months of 2000, the Partnership recognized a gain of approximately $107,000 from the prepayment of the mortgage on Linville Manor.

Liquidity and Capital Resources
-------------------------------

      The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments are the Partnership's principal sources of cash flows and were sufficient during the first three months of 2001 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to
(1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of insured mortgages and professional fees and foreclosure costs incurred in connection with those insured mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

      Net cash provided by operating activities decreased for the three months ended March 31, 2001, as compared to the corresponding period in 2000, primarily due to the decrease in mortgage base and a decrease in the change in accounts payable and accrued expenses. The change in accounts payable and accrued expenses is due to the timing of the payment of legal expenses.

      Net cash provided by investing activities increased for the three months ended March 31, 2001, as compared to the corresponding period in 2000. This increase is primarily due to an increase in proceeds received from Patrician for the disposition of the delinquent mortgage on St. Charles Place - Phase II, along with an increase in the receipt of proceeds from mortgage dispositions. This increase was partially offset by a decrease in scheduled principal payments as a result of the reduction in mortgage base.

      Net cash used in financing activities decreased for the three months ended March 31, 2001, as compared to the corresponding period in 2000, due to a decrease in the amount of distributions paid to partners during the first three months of 2001 as compared to the same period in 2000.

ITEM 2A.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

      The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market, which coupled with the related spread to treasury investors required for the Partnership's Insured Mortgages, will cause fluctuations in the market value of the Partnership's assets.

      Management has determined that there has not been a material change as of March 31, 2001, in market risk from December 31, 2000 as reported in the Partnership's Annual Report Form 10-K for the year ended December 31, 2000.

PART II.      OTHER INFORMATION
ITEM 5.       OTHER INFORMATION

      The following table sets forth information concerning a change in the board of directors of CRIIMI MAE, the sole shareholder of the General Partner, effective April 17, 2001. Under the terms of CRIIMI MAE's reorganization plan, the Board of Directors has expanded from six to nine directors.

The five new Directors are:

o John R. Cooper, senior vice president, finance, of PG&E National Energy Group, Inc., Bethesda, MD and senior vice president, finance and chief financial officer of PG&E National Energy Group Company, a subsidiary of PG&E Energy Group, Inc.
o Alan M. Jacobs, president, AMJ Advisors LLC, Woodmere, NY, that provides expertise in business turnarounds, corporate restructuring and reorganization corporate finance and dispute resolution; AMJ was a financial advisor for CRIIMI MAE's Official Committee of Equity Shareholders.
o Donald J. MacKinnon, chief executive officer and president, REALM, New York, NY, a business-to-business e-commerce hub that combines the resources of several real estate software companies: ARGUS Financial Software, B.J. Murray, CTI Limited, DYNA and NewStar solutions.
o Donald C. Wood, president and chief operating officer, Federal Realty Investment Trust, Rockville, MD, an owner, manager and developer of high quality retail and mixed-use properties.
o Michael F. Wurst, principal, Meridian Realty Advisors, Inc., Dallas, TX, a Dallas-based real estate investment firm focusing on out-of-favor or liquidity-challenged sectors and assets.

Directors to remain on the Board are:

o    William B. Dockser, chairman, CRIIMI MAE Inc., Rockville, MD.
o    H. William Willoughby, president, CRIIMI MAE Inc., Rockville, MD.
o Robert J. Merrick, chief credit officer and director, MCG Capital Corporation, Richmond, VA.
o Robert E. Woods, managing director and head of loan syndication for the Americas, Societe Generale, New York, NY.

     Garrett G. Carlson, Sr. and G. Richard Dunnells resigned as directors in conjunction with the effective date of the reorganization plan.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

      No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended March 31, 2001.

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

                                                     AMERICAN INSURED MORTGAGE
                                                     INVESTORS L.P. - SERIES 88
                                                     (Registrant)

                                                     By: CRIIMI, Inc.
                                                         General Partner


May 15, 2001                                         /s/ Cynthia O. Azzara
------------                                         ----------------------
Date                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer