Form 10-Q
period 2001-09-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 2001-11-09
CIK 811437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                      September 30, 2001
                                                           ------------------
Commission file number                                          1-12724
                                                           ------------------



              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
              ----------------------------------------------------
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

                                 (301) 816-2300
              ----------------------------------------------------
              (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 30, 2001, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                                                                                             PAGE
                                                                                                             ----
PART I.           Financial Information

Item 1.           Financial Statements

                    Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000............          3

                    Statements of Income and Comprehensive Income - for the three and nine
                      months ended September 30, 2001 and 2000 (unaudited) ..........................          4

                    Statement of Changes in Partners' Equity - for the nine months ended
                      September 30, 2001 (unaudited).................................................          5

                    Statements of Cash Flows - for the nine months ended September 30, 2001
                      and 2000 (unaudited)...........................................................          6

                    Notes to Financial Statements (unaudited)........................................          7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                    of Operations....................................................................         14

Item 2A.          Qualitative and Quantitative Disclosures About Market Risk ........................         17

PART II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K...................................................         18

Signature         ...................................................................................         19

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                          September 30,    December 31,
                                                              2001             2000
                                                          -------------    ------------
                                                           (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                             $ 37,694,003    $ 44,649,442
    Originated insured mortgages                              8,748,177       8,492,111
                                                           ------------    ------------
                                                             46,442,180      53,141,553

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Originated insured mortgages                              5,587,598       5,627,149


Cash and cash equivalents                                     2,730,432       7,605,734

Investment in affiliate                                       1,825,772       1,825,772

Notes receivable from affiliate and due from affiliate             --            53,437

Receivables and other assets                                    636,342       3,034,464
                                                           ------------    ------------
      Total assets                                         $ 57,222,324    $ 71,288,109
                                                           ============    ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $  2,822,963    $  7,774,718

Accounts payable and accrued expenses                            92,061         382,663
                                                           ------------    ------------
      Total liabilities                                       2,915,024       8,157,381
                                                           ------------    ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    8,802,091 Units issued and outstanding                   59,821,734      69,011,402
  General partners' deficit                                  (6,055,717)     (5,582,223)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                                       (618,750)       (618,750)
  Accumulated other comprehensive income                      1,160,033         320,299
                                                           ------------    ------------
      Total Partners' equity                                 54,307,300      63,130,728
                                                           ------------    ------------
      Total liabilities and partners' equity               $ 57,222,324    $ 71,288,109
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                              For the three months ended          For the nine months ended
                                                                     September 30,                       September 30,
                                                            ------------------------------      ------------------------------
                                                                2001              2000              2001              2000
                                                            ------------      ------------      ------------      ------------
Income:
  Mortgage investment income                                $  1,053,577      $  1,302,772      $  3,216,224      $  4,030,251
  Interest and other income                                       11,592            36,390           164,883           155,198
                                                            ------------      ------------      ------------      ------------
                                                               1,065,169         1,339,162         3,381,107         4,185,449
                                                            ------------      ------------      ------------      ------------

Expenses:
  Asset management fee to related parties                        140,415           173,439           432,087           541,990
  General and administrative                                      31,291            49,202           143,903           152,704
                                                            ------------      ------------      ------------      ------------
                                                                 171,706           222,641           575,990           694,694
                                                            ------------      ------------      ------------      ------------
Net earnings before net gain (loss) on
  mortgage dispositions                                          893,463         1,116,521         2,805,117         3,490,755

Net gains on mortgage dispositions                                42,064              --             982,897           206,936
Adjustment to provision for loss                                 167,440              --            (308,184)               --
                                                            ------------      ------------      ------------      ------------

Net earnings                                                $  1,102,967      $  1,116,521      $  3,479,830      $  3,697,691
                                                            ============      ============      ============      ============

Other comprehensive income                                     1,446,511           656,124           839,734           284,533
                                                            ------------      ------------      ------------      ------------
Comprehensive income                                        $  2,549,478      $  1,772,645      $  4,319,564      $  3,982,224
                                                            ------------      ------------      ------------      ------------

Net earnings allocated to:
  Limited partners - 95.1%                                  $  1,048,922      $  1,061,811      $  3,309,318      $  3,516,504
  General Partner -   4.9%                                        54,045            54,710           170,512           181,187
                                                            ------------      ------------      ------------      ------------
                                                            $  1,102,967      $  1,116,521      $  3,479,830      $  3,697,691
                                                            ============      ============      ============      ============

Net earnings per Unit of limited
  partnership interest - basic                              $       0.12      $       0.12      $       0.38      $       0.40
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                  For the nine months ended September 30, 2001

                                   (Unaudited)

                                                                                     Repurchased      Accumulated
                                                                                       Limited          Other
                                                       General         Limited       Partnership     Comprehensive
                                                       Partner         Partner          Units           Income          Total
                                                     ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2000                           $ (5,582,223)   $ 69,011,402    $   (618,750)   $    320,299    $ 63,130,728

  Net Earnings                                            170,512       3,309,318               -               -       3,479,830

  Adjustment to unrealized gains on
    investments in insured mortgages                            -              -                -         839,734         839,734

  Distributions paid or accrued of $1.42 per Unit,
    including return of capital of $1.04 per Unit        (644,006)    (12,498,986)              -               -     (13,142,992)
                                                     ------------    ------------    ------------    ------------    ------------
                                                                                                                          .
Balance, September 30, 2001                          $ (6,055,717)   $ 59,821,734    $   (618,750)   $  1,160,033    $ 54,307,300
                                                     ============    ============    ============    ============    ============

Limited Partnership Units outstanding - basic, as
  of September 30, 2001                                                 8,802,091
                                                                        =========

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                        For the nine months ended
                                                                                                              September 30,
                                                                                                          2001             2000
                                                                                                      ------------     ------------
Cash flows from operating activities:
   Net earnings                                                                                       $  3,479,830     $  3,697,691
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gains on mortgage dispositions                                                                  (982,897)        (206,936)
      Adjustment to provision for loss                                                                     308,184             --
      Changes in assets and liabilities:
         Decrease (increase) in investment in affiliate, note
            receivable from affiliate and due from affiliate                                                53,437          (16,420)
         (Decrease) increase in accounts payable and accrued expenses                                     (222,546)          10,605
         (Increase) decrease in receivables and other assets                                              (186,318)         137,619
                                                                                                      ------------     ------------

            Net cash provided by operating activities                                                    2,449,690        3,622,559
                                                                                                      ------------     ------------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                                   475,511          542,276
   Proceeds received from Greystone, related to the mortgage on Water's Edge of New Jersey                 789,421             --
   Proceeds received from Patrician, related to the mortgage on St. Charles Place - Phase II             2,241,218             --
   Proceeds from mortgage dispositions                                                                   7,263,605        4,546,790
                                                                                                      ------------     ------------

            Net cash provided by investing activities                                                   10,769,755        5,089,066
                                                                                                      ------------     ------------

Cash flows used in financing activities:
   Distributions paid to partners                                                                      (18,094,747)     (16,937,778)
                                                                                                      ------------     ------------


Net decrease in cash and cash equivalents                                                               (4,875,302)      (8,226,153)

Cash and cash equivalents, beginning of period                                                           7,605,734        9,412,244
                                                                                                      ------------     ------------

Cash and cash equivalents, end of period                                                              $  2,730,432     $  1,186,091
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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 2001 and December 31, 2000 and the results of its operations for the nine months ended September 30, 2001 and 2000 and its cash flows for the nine months ended September 30, 2001 and 2000.

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

3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES

Fully Insured Mortgage Investments
----------------------------------

     Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Certificates and GNMA Mortgage-Backed Securities:

                                                            September 30, 2001       December 31, 2000
                                                            ------------------       -----------------
Number of:
  GNMA Mortgage-Backed Securities (1)(2)(3)(4)                           15                       18
  FHA-Insured Certificates                                                1                        1
  Amortized Cost                                               $ 37,506,507             $ 45,000,295
  Face Value                                                     37,376,449               44,953,069
  Fair Value                                                     37,694,003               44,649,442

(1) In January 2001, the mortgage on Silver Lake Plaza Apartments was prepaid. The Partnership received net proceeds of approximately $5.2 million and recognized a gain of approximately $83,000 for the nine months ended September 30, 2001. A distribution of approximately $0.56 per Unit related to the prepayment of this mortgage was declared in February and paid to Unitholders in May 2001.
(2) In February 2001, the mortgage on Holton Manor was prepaid. The Partnership received net proceeds of approximately $1.0 million and recognized a gain of approximately $36,000 for the nine months ended September 30, 2001. A distribution of approximately $0.10 per Unit related to the prepayment of this mortgage was declared in March and paid to Unitholders in May 2001.
(3) In August 2001, the mortgage on Lorenzo Carolina Apartments was prepaid. The Partnership received net proceeds of approximately $1.0 million and recognized a gain of approximately $42,000 for the nine months ended September 30, 2001. A distribution of approximately $0.11 per Unit related to the prepayment of this mortgage was declared in September and paid to Unitholders in November 2001.
(4) In October 2001, the mortgage on Beauvoir Manor Apartments was prepaid. The Partnership received net proceeds of approximately $1.3 million and expects to recognize a gain of approximately $108,000. A distribution of approximately $0.14 per Unit related to the prepayment of this mortgage was declared in October 2001 and is expected to be paid in February 2002.

     As of November 1, 2001, all fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities were current with respect to the payment of principal and interest.

     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with HUD. The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of January 31, 1997, the Partnership had received approximately $10.2 million of the assignment proceeds, including partial repayment of the outstanding principal and accrued interest. HUD had disallowed approximately $1.65 million of the assignment claim. The General Partner retained counsel in this matter and pursued litigation against the loan servicer, Greystone Servicing Corporation, Inc. ("Greystone"), for the amount disallowed by HUD. On July 30, 1998, the Partnership filed a Motion for Judgement against Greystone in the Circuit Court of Fauquier County, Virginia. On June 1, 2001, a jury rendered a verdict in favor of the Partnership and against Greystone in the amount of approximately $780,000. On August 17, 2001, the Partnership received this amount plus accrued interest of approximately $9,000. A distribution of approximately $0.09 per Unit related to this court order was declared in September 2001 and paid to Unitholders in November 2001. In September 2001, the Partnership and Greystone agreed on a final settlement of approximately $238,000 for reimbursement of legal fees, to the Partnership. This amount, which was received on October 4, 2001, is included on the balance sheet in Receivables and other assets as of September 30, 2001. A distribution of approximately $0.03 per Unit related to the reimbursement of legal fees was declared in October 2001 and is expected to be paid to Unitholders in February 2002. The reimbursement of legal fees, net of legal fees incurred in the third quarter, reduced the loss reported for the six months ended June 30, 2001, by approximately $167,000, resulting in a loss of approximately $308,000 for the nine months ended September 30, 2001. This loss includes legal fees incurred from April 1 through September 30, 2001, of approximately $192,000. As of September 30, 2001, the Partnership has recognized aggregate losses of approximately $887,000, related to the disposition of the mortgage on Water's Edge of New Jersey, which includes losses recognized in 1996, 1997 and 2001.

Coinsured by affiliate
----------------------

     As of September 30, 2001 and December 31, 2000, the Partnership held an investment in one FHA-Insured Certificate secured by a coinsured mortgage, where the coinsurance lender is Integrated Funding Inc. (IFI), an affiliate of the Partnership.

     As of November 1, 2001, the IFI coinsured mortgage, as shown in the table below, was current with respect to the payment of principal and interest.

                                     September 30, 2001                                   December 31, 2000
                        -------------------------------------------         -------------------------------------------
                         Amortized         Face            Fair              Amortized         Face            Fair
                           Cost            Value           Value               Cost            Value           Value
                        -----------     -----------     -----------         -----------     -----------     -----------
Summerwind Apts.-
Phase II                $ 7,762,908     $ 9,080,737     $ 8,748,177         $ 7,808,228     $ 9,148,110     $ 8,492,111

Coinsured by third party
------------------------

     The previously owned mortgage on St. Charles Place - Phase II, is coinsured by The Patrician Mortgage Company ("Patrician"), an unaffiliated third party coinsurance lender under the HUD coinsurance program. On October 14, 1993, Patrician filed a foreclosure action on the property underlying this coinsured mortgage. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U.S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $3 million. A distribution of approximately $0.32 per Unit related to the sale was declared in November
1999 and was paid to Unitholders in February 2000. In February 2001, the Partnership received claim proceeds from Patrician of approximately $2.2 million and recognized a gain of approximately $822,000 for the nine months ended September 30, 2001. The claim proceeds represent the remaining balance due on the mortgage, including interest from November 1, 1995 through the date of receipt. A distribution of approximately $0.24 per Unit related to the prepayment of this mortgage was declared in March 2001 and paid to Unitholders in May 2001. The amount of the Partnership's investment in this mortgage represented the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest was held by AIM 86, an affiliate of the Partnership.

4.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in its fully insured originated FHA-Insured Loan as of September 30, 2001 and December 31, 2000:

                                                       September 30, 2001         December 31, 2000
                                                       ------------------         -----------------
Number of Mortgages                                                 1                         1
Amortized Cost                                             $5,587,598                $5,627,149
Face Value                                                  5,587,598                 5,627,149
Fair Value                                                  5,400,284                 5,248,132


     As of November 1, 2001, the Partnership's FHA-Insured Loan was current with respect to the payment of principal and interest.

     In addition to base interest payments from fully insured FHA-Insured Loans, the Partnership is entitled to additional interest based on a percentage of the net cash flow from the underlying development and of the net proceeds from the refinancing, sale or other disposition of the underlying development (referred to as Participations). During the nine months ended September 30, 2001 and 2000, the Partnership received nothing from the Participation on this mortgage. These amounts, if any, are included in mortgage investment income on the accompanying statements of income and comprehensive income.

5.   INVESTMENT IN AFFILIATE, NOTES RECEIVABLE AND DUE FROM AFFILIATE

     In order to capitalize IFI with sufficient net worth under HUD regulations, in April 1994, the Partnership transferred a GNMA Mortgage-Backed Security in the amount of approximately $2.0 million to IFI. As of September 30, 2001 and December 31, 2000, this GNMA Mortgage-Backed Security had a face value and a fair value of approximately $1.8 million. The Partnership's interest in this security is included on the balance sheet in Investment in affiliate. The Partnership along with American Insured Mortgage Investors - Series 85, L.P. ("AIM 85") and American Insured Mortgage Investors L.P. - Series 86 ("AIM 86") equally own AIM Mortgage, Inc. In turn, AIM Mortgage, Inc. owns all of the outstanding preferred stock and common stock of IFI.

     As part of the Partnership's transfer of the GNMA to IFI, AIM 85 and AIM 86 each issued a demand note payable to the Partnership and recorded an investment in IFI through AIM Mortgage, Inc. at an amount proportionate to each entity's coinsured mortgages for which IFI was the mortgagee of record as of April 1, 1994. In April 1997, the GNMA Mortgage-Backed Security was reallocated between the Partnership and AIM 86 as AIM 85 no longer held any mortgages coinsured by IFI. As a result, a new demand note payable from AIM 86 was issued and the investment in IFI was reallocated. As of December 31, 2000, the Partnership's demand note receivable from AIM 86 was cancelled as AIM 86 no longer holds mortgages coinsured by IFI. As a result the investment in IFI was reallocated. Interest income on these notes, which are based on an annual interest rate of 7.25% (representing the interest rate on the GNMA Mortgage-Backed Security transferred by the Partnership), was $0 and $0 for the three and nine months ended September 30, 2001, respectively, and $11,498 and $34,495 for the three and nine months ended September 30, 2000, respectively, and is included in interest and other income on the accompanying statements of income and comprehensive income.

     In connection with these transfers, the expense reimbursement agreement was first amended as of April 1, 1997, to adjust the allocation of the expense reimbursement to the AIM Funds to an amount proportionate to each entity's coinsured mortgage investments for which IFI was the mortgagee of record as of April 1, 1997. The expense reimbursement, as amended, along with the Partnership's interest income from the notes receivable, and the Partnership's equity interest in IFI's net income or loss, substantially equals the mortgage interest on the GNMA Mortgage-Backed Security transferred to IFI. In April 1997, this agreement was amended to exclude AIM 85, which no longer holds mortgages coinsured by IFI. In December 2000, this agreement was amended to exclude AIM 86, which no longer holds mortgages coinsured by IFI. The Partnership received expense reimbursements of $33,367 and $100,102 for the three and nine months ended September 30, 2001, respectively, and $22,334 and $67,002 for the three and nine months ended September 30, 2000, respectively, which are included in general and administrative expense on the accompanying statements of income and comprehensive income.


6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 2001 and 2000 are as follows:

                                                       2001             2000
                                                      ------           ------

Quarter ended March 31,                               $1.010(1)        $ 0.37(3)
Quarter ended June 30,                                 0.105             0.42(4)
Quarter ended September 30,                            0.305(2)          0.15
                                                      ------           ------
                                                      $1.420           $ 0.94
                                                      ======           ======

(1) This amount includes approximately $0.90 per Unit return of capital and gain from the disposition of the following mortgages: Silver Lake Plaza Apartments of $0.56 per Unit, Holton Manor of $0.10 per Unit and St. Charles Place - Phase II of $0.24 per Unit.
(2) This amount includes approximately $0.20 per Unit return of capital and gain from the disposition of the following mortgages: Water's Edge of New Jersey of $0.09 and Lorenzo Carolina Apartments of $0.11.
(3) This amount includes approximately $0.22 per Unit representing net proceeds from the prepayment of the mortgage on Linville Manor.
(4) This amount includes approximately $0.27 per Unit representing net proceeds from the prepayment of the mortgages on Park Avenue Plaza and Kingsway Apartments.

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

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities, during the nine months ended September 30, 2001 and 2000, have earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------

                                                               For the three months             For the nine months
                                Capacity in Which               ended September 30,             ended September 30,
Name of Recipient                  Served/Item                  2001           2000             2001           2000
-----------------        -------------------------------      ---------      ---------        ---------      ---------
CRIIMI, Inc.(1)            General Partner/Distribution       $ 138,325      $  68,029        $ 644,006      $ 426,314

AIM Acquisition            Advisor/Asset Management Fee         140,415        173,439          432,087        541,990
  Partners, L.P. (2)

CRIIMI MAE Management,     Affiliate of General Partner/         12,329         14,606           37,933         38,887
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

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CRIIMI MAE Services Limited Partnership (CMSLP), the sub-advisor to the Partnership, is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $41,381 and $127,338 for the three and nine months ended September 30, 2001, respectively, and $51,915 and $159,723 for the three and nine months ended September 30, 2000, respectively. The limited partner of CMSLP is a wholly owned subsidiary of CRIIMI MAE Inc.


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

General
-------

     As of September 30, 2001, the Partnership had invested in 18 Insured Mortgages with an aggregate amortized cost of approximately $51 million, a face value of approximately $52 million and a fair value of approximately $52 million.

     As of November 1, 2001, all of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans were current with respect to the payment of principal and interest.

     In October 2001, the mortgage on Beauvoir Manor Apartments was prepaid. The Partnership received net proceeds of approximately $1.3 million and expects to recognize a gain of approximately $108,000. A distribution of approximately $0.14 per Unit related to the prepayment of this mortgage was declared in October 2001 and is expected to be paid in February 2002.

     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with HUD. The property underlying this construction loan is a nursing home located in Trenton, New Jersey. As of January 31, 1997, the Partnership had received approximately $10.2 million of the assignment proceeds, including partial repayment of the outstanding principal and accrued interest. HUD had disallowed approximately $1.65 million of the assignment claim. The General Partner retained counsel in this matter and pursued litigation against the loan servicer, Greystone Servicing Corporation, Inc. ("Greystone"), for the amount disallowed by HUD. On July 30, 1998, the Partnership filed a Motion for Judgement against Greystone in the Circuit Court of Fauquier County, Virginia. On June 1, 2001, a jury rendered a verdict in favor of the Partnership and against Greystone in the amount of approximately $780,000. On August 17, 2001, the Partnership received this amount plus accrued interest of approximately $9,000. A distribution of approximately $0.09 per Unit related to this court order was declared in September 2001 and paid to Unitholders in November 2001. In September 2001, the Partnership and Greystone agreed on a final settlement of approximately $238,000 for reimbursement of legal fees, to the Partnership. This amount, which was received on October 4, 2001, is included on the balance sheet in Receivables and other assets as of September 30, 2001. A distribution of approximately $0.03 per Unit related to the reimbursement of legal fees was declared in October 2001 and is expected to be paid to Unitholders in February 2002. The reimbursement of legal fees, net of legal fees incurred in the third quarter, reduced the loss reported for the six months ended June 30, 2001, by approximately $167,000, resulting in a loss of approximately $308,000 for the nine months ended September 30, 2001. This loss includes legal fees incurred from April 1 through September 30, 2001, of approximately $192,000. As of September 30, 2001, the Partnership has recognized aggregate losses of approximately $887,000, related to the disposition of the mortgage on Water's Edge of New Jersey, which includes losses recognized in 1996, 1997 and 2001.

Results of Operations
---------------------

     Net earnings decreased for the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000, primarily due to a decrease in mortgage investment income, which was partially offset by an increase in net gains on mortgage dispositions, as discussed below.

     Mortgage investment income decreased for the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of six mortgage dispositions with an aggregate principal balance of approximately $17 million, representing an approximate 25% decrease in the aggregate principal balance of the total mortgage portfolio since February 2000.

     Interest and other income decreased for the three months ended September 30, 2001 and increased for the nine months ended September 30, 2001, as compared to the corresponding periods in 2000, primarily due to the timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fee to related parties decreased for the three and nine months ended September 30, 2001, as compared to the corresponding periods in 2000, due to the reduction in the mortgage base.

     General and administrative expense decreased for the three months and nine months ended September 30, 2001, as compared to the corresponding periods in 2000, primarily due to an increase in the expense reimbursement from IFI. This increase is a result of the amendment to the IFI reimbursement agreement, which was revised to exclude AIM 86, as of December 31, 2000. In addition, legal expense decreased for the three month period but increased for the nine month period, primarily due to the incurrence of legal fees related to the litigation of the mortgage on Water's Edge of New Jersey, which was substantially settled during the second quarter.

     Net gains on mortgage dispositions increased for the three months and nine months ended September 30, 2001, as compared to the corresponding periods in 2000. During the first nine months of 2001, the Partnership recognized gains of approximately $161,000 from the prepayment of the mortgages on Silver Lake Plaza Apartments, Holton Manor and Lorenzo Carolina Apartments; and a gain of approximately $822,000 on the disposition of the mortgage on St. Charles Place - Phase II, a delinquent mortgage coinsured by a third party, Patrician. During the first nine months of 2000, the Partnership recognized a gain of approximately $207,000 from the prepayment of the mortgages on Linville Manor, Park Avenue Plaza and Kingsway Apartments.

     Adjustment to provision for loss decreased for the three months ended September 30, 2001 and increased for the nine months ended September 30, 2001, as compared to the corresponding periods in 2000. During the first nine months of 2001, the Partnership recognized a loss of approximately $308,000 on the disposition of the mortgage on Water's Edge of New Jersey, as previously discussed. This loss decreased from the second quarter, due to a final settlement reached in the third quarter of 2001. During the first nine months of 2000, the Partnership recognized no losses.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments are the Partnership's principal sources of cash flows and were sufficient during the first nine months of 2001 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to
(1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of insured mortgages and professional fees and foreclosure costs incurred in connection with those insured mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased for the nine months ended September 30, 2001, as compared to the corresponding period in 2000. This decrease is primarily due to the decrease in mortgage base and a reduction in the changes in assets and liabilities. The change in accounts payable and accrued expenses is primarily due to the timing of the payment of legal expenses related to the Water's Edge of New Jersey litigation, as discussed previously. The change in receivables and other assets is primarily due to the timing of the receipt of proceeds due from Greystone, as discussed previously.

     Net cash provided by investing activities increased for the nine months ended September 30, 2001, as compared to the corresponding period in 2000. This increase is primarily due to an increase in (1) proceeds received from Patrician for the disposition of the delinquent mortgage on St. Charles Place - Phase II;
(2) proceeds received from Greystone as a result of the Water's Edge of New Jersey litigation; and (3) an increase in the receipt of proceeds from mortgage dispositions. This increase was partially offset by a decrease in scheduled principal payments as a result of the reduction in mortgage base.

     Net cash used in financing activities increased for the nine months ended September 30, 2001, as compared to the corresponding period in 2000, due to an increase in the amount of distributions paid to partners during the first nine months of 2001, as compared to the same period in 2000.

PART I.   FINANCIAL INFORMATION
ITEM 2A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market. The Partnership will experience fluctuations in the market value of its assets related to changes in the interest rates of U.S. Treasury bonds as well as increases in the spread between U.S. Treasury bonds and the Partnership's Insured Mortgages. As of September 30, 2001, the average treasury rate used to price the Partnership's Insured Mortgages had decreased by approximately 57 basis points compared to December 31, 2000.

     Management has determined that there has not been a material change as of September 30, 2001, in market risk from December 31, 2000 as reported in the Partnership's Annual Report Form 10-K for the year ended December 31, 2000.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     No reports on Form 8-K were filed with the Securities and Exchange Commission during the quarter ended September 30, 2001.

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

                                                     AMERICAN INSURED MORTGAGE
                                                     INVESTORS L.P. - SERIES 88
                                                     (Registrant)

                                                     By: CRIIMI, Inc.
                                                         General Partner


November 9, 2001                                     /s/ Cynthia O. Azzara
----------------                                     ---------------------------
Date                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial officer and
                                                     Treasurer