Form 10-K
period 2001-12-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 2002-03-20
CIK 811437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2001       Commission file number 1-12724


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               13-3398206
          --------                                               ----------
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

                                      None
                                      ----

     Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 19, 2002, 8,802,091 depositary units of limited partnership interest were outstanding and the aggregate market value of such units held by non-affiliates of the Registrant on such date was $48,407,409.

                       Documents incorporated by Reference

                                      None

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS


                                     PART I
                                                                                                       Page
                                                                                                       ----
Item 1.           Business.......................................................................        3
Item 2.           Properties.....................................................................        4
Item 3.           Legal Proceedings..............................................................        4
Item 4.           Submission of Matters to a Vote of Security Holders............................        4


                                     PART II

Item 5.           Market for Registrant's Securities and Related Security Holder Matters.........        5
Item 6.           Selected Financial Data........................................................        6
Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                     of Operations...............................................................        6
Item 7A.          Qualitative and Quantitative Disclosures About Market Risk.....................       14
Item 8.           Financial Statements and Supplementary Data....................................       14
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure........................................................       14


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.............................       15
Item 11.          Executive Compensation.........................................................       17
Item 12.          Security Ownership of Certain Beneficial Owners and Management.................       17
Item 13.          Certain Relationships and Related Transactions.................................       18


                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................       19

Signatures        ...............................................................................       22

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

Development and Description of Business
---------------------------------------

     Information concerning the business of American Insured Mortgage Investors L.P.-Series 88 (the "Partnership") is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 5, 6 and 7 of the Notes to Financial Statements of the Partnership (filed in response to Item 8 hereof), all of which are incorporated by reference herein. See also Schedule IV-Mortgage Loans on Real Estate, for the table of the Partnership's Insured Mortgages (as defined below) as of December 31, 2001, which is hereby incorporated herein by reference.

Employees
---------

     The Partnership has no employees. The business of the Partnership is managed by CRIIMI, Inc. (the "General Partner"), while its portfolio of mortgages is managed by AIM Acquisition Partners, L.P. (the "Advisor") pursuant to an advisory agreement (the "Advisory Agreement"). The General Partner is a wholly-owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE").

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

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., a wholly-owned subsidiary of CRIIMI MAE.

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

     CRIIMI MAE and its affiliates also may serve as general partners, sponsors or managers of real estate limited partnerships, Real Estate Investments Trusts ("REIT") or other entities in the future. The Partnership may attempt to dispose of mortgage investments at or about the same time that CRIIMI MAE, one or more of the other "AIM Funds" [defined as the Partnership, American Insured Mortgage Investors ("AIM 84"), American Insured Mortgage Investors - Series 85, L.P. ("AIM 85") and American Insured Mortgage Investors L.P. - Series 86 ("AIM 86")], and/or other entities sponsored or managed by CRIIMI MAE, or its affiliates, are attempting to dispose of mortgages. As a result of market conditions that could limit dispositions, CMSLP and its affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of. Both CMSLP and the General Partner, however, are subject to their fiduciary duties in evaluating the appropriate action to be taken when faced with such conflicts.


ITEM 2.   PROPERTIES

     Although the Partnership does not own the underlying real estate, the mortgages underlying the Partnership's mortgage investments are non-recourse first liens on the respective multifamily residential developments.


ITEM 3.   LEGAL PROCEEDINGS

     Reference is made to Note 5 of the Notes to Financial Statements.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the security holders to be voted on during the fourth quarter of 2001.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS


Principal Market and Market Price for Units and Distributions
-------------------------------------------------------------

     The Units are traded on the American Stock Exchange ("AMEX") under the trading symbol of "AIK." The high and low trade prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 2001 and 2000 were as follows:

                                                      2001
                                                      ----                    Amount of
                                                                            Distribution
   Quarter Ended                             High             Low             Per Unit
   --------------                           ------           -----            -------
   March 31,                                $6.0500           $5.3300         $ 1.010(1)(2)(3)
   June 30,                                  5.6000            5.1600           0.105
   September 30,                             5.8000            5.2500           0.305(4)(5)
   December 31,                              5.8500            5.2000           0.625(6)(7)(8)
                                                                              -------
                                                                              $ 2.045
                                                                              =======

                                                      2000
                                                      ----                    Amount of
                                                                            Distribution
   Quarter Ended                             High             Low             Per Unit
   --------------                           ------           -----            --------
   March 31,                                $6.8750           $6.1250         $ 0.37(9)
   June 30,                                  6.5000            6.0625           0.42(10)(11)
   September 30,                             6.5000            6.0000           0.15
   December 31,                              6.6250            5.8125           0.84(12)
                                                                              ------
                                                                              $ 1.78
                                                                              ======

     The following disposition proceeds are included in the distributions listed above:

                                               Date                               Net
                                             Proceeds        Type of            Proceeds
          Complex Name                       received      Disposition          Per Unit
          ------------                       --------      -----------          --------
(1)       Silver Lake Plaza Apartments       Jan 2001      Prepayment           $ 0.56
(2)       Holton Manor                       Feb 2001      Prepayment             0.10
(3)       St. Charles Place-Phase II         Feb 2001      Coinsurance Claim      0.24
(4)       Water's Edge of New Jersey         Aug 2001      Assignment             0.09
(5)       Lorenzo Carolina Apartments        Aug 2001      Prepayment             0.11
(6)       Water's Edge of New Jersey         Oct 2001      Assignment             0.03
(7)       Beauvoir Manor Apartments          Oct 2001      Prepayment             0.14
(8)       Woodcrest Townhomes                Nov 2001      Prepayment             0.34
(9)       Linville Manor                     Mar 2000      Prepayment             0.22
(10)      Park Avenue Plaza                  May 2000      Prepayment             0.22
(11)      Kingsway Apartments                May 2000      Prepayment             0.05
(12)      Lioncrest Towers                   Nov 2000      Prepayment             0.70

     There are no material legal restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the partnership agreement.

                                               Approximate Number of Unitholders
      Title of Class                                as of December 31, 2001
      --------------                                -----------------------
Depositary Units of Limited                                 6,000
   Partnership Interest

                                     PART II

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in thousands, except per Unit amounts)

                                                         For the Years Ended December 31,
                                           2001         2000           1999          1998          1997
                                        ----------    ----------    ----------    ----------    ----------
Income                                  $    4,388    $    5,501    $    7,294    $    9,998    $   12,167

Net gains (losses) on mortgage
  dispositions                                 910           387         1,072           756          (354)

Net earnings                                 4,551         4,738         7,053         9,179        10,097

Net earnings per Limited
  Partnership Unit - Basic (1)          $     0.49    $     0.51    $     0.76    $     0.99    $     1.09

Distributions per Limited
  Partnership Unit (1)(2)               $    2.045    $     1.78    $     5.06    $     4.34    $     2.33

                                                                As of December 31,
                                           2001          2000          1999          1998          1997
                                        ----------    ----------    ----------    ----------    ----------

Total assets                            $   54,129    $   71,288    $   83,455    $  116,464    $  150,616

Partners' equity                        $   48,215    $   63,131    $   73,702    $  114,442    $  146,977

(1)  Calculated based upon the weighted average number of Units outstanding.
(2) Includes distributions due the Unitholders for the Partnership's fiscal quarters ended December 31, 2001, 2000, 1999, 1998 and 1997, which were paid subsequent to year end. See Notes 7 and 8 of the Notes to Financial Statements.

     The selected income statement data presented above for the years ended December 31, 2001, 2000 and 1999, and the selected balance sheet data as of December 31, 2001 and 2000, are derived from, and are qualified by, reference to the Partnership's financial statements, which are included elsewhere in this Form 10-K. The selected income statement data for the years ended December 31, 1998 and 1997, and the selected balance sheet data as of December 31, 1999, 1998 and 1997 are derived from audited financial statements not included as part of this Annual Report on Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following discussion and analysis contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in Item 1 of this Form 10-K that could cause actual results to differ materially.

     The Partnership was formed under the Uniform Limited Partnership Act of the State of Delaware on February 13, 1987. During the period from October 2, 1987 (the initial closing date of the Partnership's public offering) through March 10, 1989 (the termination date of the offering), the Partnership, pursuant to its public offering of Units, raised a total of $177,039,320 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 units of limited partnership interest in exchange therefor.

                                     PART II

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

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, a wholly-owned subsidiary of CRIIMI MAE.

Mortgage Investments
--------------------

     Prior to the expiration of the Partnership's reinvestment period in December 1996, the Partnership was engaged in the business of originating mortgage loans ("Originated Insured Mortgages") and acquiring mortgage loans ("Acquired Insured Mortgages", and together with Originated Insured Mortgages, referred to herein as "Insured Mortgages"). In accordance with the terms of the partnership agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured or guaranteed, in whole or in part, by the Federal Housing Administration ("FHA") under section 221(d)(4) or section 231 of the National Housing Act of 1937, as amended (the "National Housing Act"). The Partnership is a liquidating partnership and as it continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base. The partnership agreement states that the Partnership will terminate on December 31, 2021, unless previously terminated under the provisions of the partnership agreement.

     As of December 31, 2001, the Partnership had invested in 16 Insured Mortgages with aggregate amortized cost, face value and fair value of approximately $47 million, $48 million and $46 million, respectively, as discussed below.

Investment in Insured Mortgages
-------------------------------

     The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to FHA programs ("FHA-Insured Certificates"), mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA")("GNMA Mortgage-Backed Securities") and FHA-insured mortgage loans ("FHA-Insured Loans"). The mortgages underlying the FHA-Insured Certificates, the GNMA Mortgage-Backed Securities and the FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

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

     The following is a discussion of the Partnership's insured mortgage investments, along with the risks related to each type of investment:

Fully Insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities
--------------------------------------------------------------------------

     Listed below is the Partnership's aggregate investment in Fully Insured Mortgages as of December 31, 2001 and 2000:

                                                                            December 31,
                                                                   2001                     2000
                                                               ------------             ------------
Number of:
  GNMA Mortgage-Backed Securities(1)(2)(3)(4)(5)(6)(7)                   13                       18
  FHA-Insured Certificates                                                1                        1
Amortized Cost                                                 $ 33,196,354             $ 45,000,295
Face Value                                                       33,067,185               44,953,069
Fair Value                                                       32,300,617               44,649,442

(1) In January 2001, the mortgage on Silver Lake Plaza Apartments was prepaid. The Partnership received net proceeds of approximately $5.2 million and recognized a gain of approximately $83,000 for the year ended December 31, 2001. A distribution of approximately $0.56 per Unit related to the prepayment of this mortgage was declared in February and paid to Unitholders in May 2001.
(2) In February 2001, the mortgage on Holton Manor was prepaid. The Partnership received net proceeds of approximately $1.0 million and recognized a gain of approximately $36,000 for the year ended December 31, 2001. A distribution of approximately $0.10 per Unit related to the prepayment of this mortgage was declared in March and paid to Unitholders in May 2001.
(3) In August 2001, the mortgage on Lorenzo Carolina Apartments was prepaid. The Partnership received net proceeds of approximately $1.0 million and recognized a gain of approximately $42,000 for the year ended December 31, 2001. A distribution of approximately $0.11 per Unit related to the prepayment of this mortgage was declared in September and paid to Unitholders in November 2001.
(4) In October 2001, the mortgage on Beauvoir Manor Apartments was prepaid. The Partnership received net proceeds of approximately $1.3 million and recognized a gain of approximately $108,000 for the year ended December 31, 2001. A distribution of approximately $0.14 per Unit related to the prepayment of this mortgage was declared in October 2001 and paid to Unitholders in February 2002.
(5) In November 2001, the mortgage on Woodcrest Townhomes was prepaid. The Partnership received net proceeds of approximately $3.2 million and a recognized a gain of approximately $134,000 for the year ended December 31, 2001. A distribution of approximately $0.34 per Unit related to the prepayment of this mortgage was declared in December 2001 and paid to Unitholders in February 2002.
(6) In January 2002, the mortgage on Orchard Creek Apartments was prepaid. The Partnership received net proceeds of approximately $1.3 million and expects to recognize a gain of approximately $33,000 in 2002. A distribution of approximately $0.14 per Unit related to the prepayment of this mortgage was declared in February 2002 and is expected to be paid to Unitholders in May 2002.
(7) In February 2002, the mortgage on Westview Terrace Apartments was prepaid. The Partnership received net proceeds of approximately $1.2 million and expects to recognize a gain of approximately $49,000 in 2002. A distribution of approximately $0.12 per Unit related to the prepayment of this mortgage is expected to be declared in March 2002 and paid to Unitholders in May 2002.

     As of March 1, 2002, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with HUD. The property underlying this construction loan was a nursing home located in Trenton, New Jersey. As of January 31, 1997, the Partnership had received approximately $10.2 million of the assignment proceeds, including partial repayment of the outstanding principal and accrued interest. HUD had disallowed approximately $1.65 million of the assignment claim. The General Partner retained counsel in this matter and pursued litigation against the loan servicer, Greystone Servicing Corporation, Inc. ("Greystone"), for the amount disallowed by HUD. On July 30, 1998, the Partnership filed a Motion for Judgement against Greystone in the Circuit Court of Fauquier County, Virginia. On June 1, 2001, a jury rendered a verdict in favor of the Partnership and against Greystone in the amount of approximately $780,000. On August 17, 2001, the Partnership received this amount plus accrued interest of approximately $9,000. A distribution of approximately $0.09 per Unit related to this court order was declared in September 2001 and paid to Unitholders in November 2001. In September 2001, the Partnership and Greystone agreed on a final settlement of approximately $238,000 for reimbursement of legal fees, to the Partnership. This amount was received on October 4, 2001. A distribution of approximately $0.03 per Unit related to the reimbursement of legal fees was declared in October 2001 and paid to Unitholders in February 2002. During the year ended December 31, 2001, the Partnership incurred a loss of approximately $315,000 related to this litigation. This loss includes legal fees incurred from April 1 through December 31, 2001, of approximately $199,000. As of December 31, 2001, the Partnership has recognized aggregate losses of approximately $894,000 related to the disposition of the mortgage on Water's Edge of New Jersey, which includes losses recognized in 1996, 1997 and 2001.

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

     As of December 31, 2001 and 2000, the Partnership held one investment in a coinsured FHA-Insured Certificate secured by a coinsured mortgage. The remaining single FHA-Insured Certificate is coinsured by Integrated Funding, Inc. ("IFI"), an affiliate of the Partnership. The following is a discussion of the Partnership's coinsured mortgage investments.

Coinsured by affiliate
----------------------

     As of December 31, 2001 and 2000, the Partnership held one investment in a coinsured FHA-Insured Certificate secured by a coinsured mortgage, where the coinsurance lender is IFI. This investment was made on behalf of the Partnership by the former managing general partner. As structured by the former managing general partner, with respect to this mortgage, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss on this mortgage investment.

                                          December 31, 2001                             December 31, 2000
                                Amortized       Face          Fair            Amortized       Face          Fair
                                  Cost          Value      Mkt. Value           Cost          Value      Mkt. Value
                               -----------   -----------   -----------       -----------   -----------   -----------
Summerwind Apts.-Phase II      $ 7,747,039   $ 9,057,300   $ 8,473,167       $ 7,808,228   $ 9,148,110   $ 8,492,111

     As of March 1, 2002, the mortgagor was current with respect to payment of principal and interest on this mortgage.

     There was no loan loss recognized for the years ended 2001, 2000 and 1999. The cumulative loan loss recognized in prior years was $1,511,743 for Summerwind Apartments - Phase II.

Coinsured by third party
------------------------

     The previously owned mortgage on St. Charles Place - Phase II, was coinsured by The Patrician Mortgage Company ("Patrician"), an unaffiliated third party coinsurance lender under the HUD coinsurance program. On October 14, 1993, Patrician filed a foreclosure action on the property underlying this coinsured mortgage. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U.S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $3 million. A distribution of approximately $0.32 per Unit related to the sale was declared in November
1999 and was paid to Unitholders in February 2000. In February 2001, the Partnership received claim proceeds from Patrician of approximately $2.2 million and recognized a gain of approximately $822,000 for the year ended December 31, 2001. The claim proceeds represent the remaining balance due on the mortgage, including interest from November 1, 1995 through the date of receipt. A distribution of approximately $0.24 per Unit related to the prepayment of this mortgage was declared in March 2001 and paid to Unitholders in May 2001. The amount of the Partnership's investment in this mortgage represented the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest was held by AIM 86, an affiliate of the Partnership.

Investment in FHA-Insured Loans
-------------------------------

     Listed below is the Partnership's aggregate investment in fully insured Originated Insured Mortgages as of December 31, 2001 and 2000:

                                                        December 31,
                                               2001                     2000
                                           ------------             ------------
Number of Mortgages                                   1                        1
Amortized Cost                             $  5,573,879             $  5,627,149
Face Value                                    5,573,879                5,627,149
Fair Value                                    5,230,714                5,248,132

     As of March 1, 2002, the Partnership's FHA-Insured Loan was current with respect to payment of principal and interest.

Results of Operations
---------------------

2001 versus 2000
----------------

     Net earnings decreased slightly for 2001 as compared to 2000, primarily due to a decrease in mortgage investment income, which was largely offset by an increase in net gains on mortgage dispositions and a decrease in expenses, as discussed below.

     Mortgage investment income decreased for 2001 as compared to 2000, due to a reduction in the mortgage base. The mortgage base decreased as a result of nine mortgage dispositions with an aggregate principal balance of approximately $22 million, representing an approximate 31% decrease in the aggregate principal balance of the total mortgage portfolio since February 2000.

     Interest and other income decreased for 2001 as compared to 2000. This decrease was primarily due to the timing of the temporary investment of proceeds from mortgage prepayments.

     Asset management fee expense decreased for 2001 as compared to 2000. This decrease was due to the reduction in the mortgage base, as previously discussed.

     General and administrative expenses decreased for 2001 as compared to 2000, primarily due to a decrease in legal expense related to the litigation of the mortgage on Water's Edge of New Jersey, which was settled in 2001.

     Realized gains on mortgage dispositions increased for 2001 as compared to 2000. During 2001, the Partnership recognized gains of approximately $403,000 from the prepayment of the mortgages on Silver Lake Plaza Apartments, Holton Manor, Lorenzo Carolina Apartments, Beauvoir Manor Apartments and Woodcrest Townhomes; and a gain of approximately $822,000 on the disposition of the mortgage on St. Charles Place - Phase II, a delinquent mortgage coinsured by a third party, Patrician. This compares to gains recognized in 2000 of approximately $387,000 related to the prepayment of the mortgages on Linville Manor, Park Avenue Plaza, Lioncrest Towers Apartments and Kingsway Apartments.

     Adjustment to provision for loss increased for 2001 as compared to 2000. The Partnership recognized an additional loss of approximately $315,000 on the disposition of the mortgage on Water's Edge of New Jersey, as previously discussed.

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

     Interest and other income decreased for 2000 as compared to 1999. This decrease was primarily due to the timing of the temporary investment of proceeds from mortgage prepayments.

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

Liquidity and Capital Resources
-------------------------------

     On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") confirmed CRIIMI MAE's and CRIIMI MAE Management, Inc.'s reorganization plan. On April 17, 2001, CRIIMI MAE and CRIIMI MAE Management, Inc. emerged from bankruptcy.

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments are the Partnership's principal sources of cash flows and were sufficient during the years ended December 31, 2001, 2000 and 1999 to meet operating requirements. The Partnership anticipates its cash flows to be sufficient to meet operating expense requirements for 2002.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages after paying all expenses of the Partnership. Although the Insured Mortgages yield a fixed monthly mortgage payment once purchased, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payment receipts are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base, resulting from monthly mortgage payment receipts or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses.

     Since the Partnership is obligated to distribute the proceeds of mortgage prepayments, sales and insurance on Insured Mortgages (as defined in the partnership agreement) to its Unitholders, the size of the Partnership's portfolio will continue to decrease. The magnitude of the decrease will depend upon the amount of the Insured Mortgages, which are prepaid, sold or assigned for insurance proceeds.

Cash flow - 2001 versus 2000
----------------------------

     Net cash provided by operating activities decreased for 2001 as compared to 2000. This decrease is primarily due to the decrease in mortgage base. The change in accounts payable and accrued expenses is primarily due to the payment of legal expenses related to the Water's Edge of New Jersey litigation, as discussed previously.

     Net cash provided by investing activities increased for 2001 as compared to 2000. This increase is primarily due to: (1) proceeds received from Patrician for the disposition of the delinquent mortgage on St. Charles Place - Phase II;
(2) proceeds received from Greystone as a result of the settlement of Water's Edge of New Jersey litigation; and (3) an increase in the receipt of proceeds from mortgage dispositions. These increases were slightly offset by a decrease in scheduled principal payments as a result of the reduction in mortgage base.

     Net cash used in financing activities increased for 2001 as compared to 2000, due to an increase in the amount of distributions paid to partners during 2001, as compared to the same period in 2000. The increase in distributions is due to an increase in investing activities, as discussed above.

Cash flow - 2000 versus 1999
----------------------------

     Net cash provided by operating activities decreased for 2000 as compared to 1999, primarily due to the decrease in mortgage base, as discussed previously.

     Net cash provided by investing activities decreased for 2000 as compared to 1999, primarily due to a reduction in proceeds from mortgage dispositions.

     Net cash used in financing activities decreased for 2000 as compared to 1999, due to a decrease in the amount of distributions paid to partners during 2000, as compared to the same period in 1999.

                                     PART II

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

                                      2002        2003        2004        2005        2006     Thereafter      Total     Fair Value
                                      ----        ----        ----        ----        ----     ----------      -----     ----------
Insured Mortgages
(in millions)                        $ 7.3       $ 6.7       $ 7.8       $ 7.6       $ 6.9        $35.1        $71.4       $46.0

Average Interest Rate                  7.91%       7.92%       7.94%       7.91%       7.88%        8.10%        7.94%       --


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is set forth in this Annual Report on Form 10-K commencing on page 23.


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

     The general partner of the Advisor is AIM Acquisition and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P. Pursuant to the terms of certain amendments to the partnership agreement, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. CMSLP, an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., a wholly-owned subsidiary of CRIIMI MAE.

     The General Partner is also the general partner of AIM 84, AIM 85 and AIM 86, limited partnerships with investment objectives similar to those of the Partnership.

     The following table sets forth information concerning the executive officers and directors of CRIIMI MAE, the sole shareholder of the General Partner, as of February 19, 2002:

 Name                                       Age                       Position
 ----                                       ---                       --------
William B. Dockser                          64                   Chairman of the Board

H. William Willoughby                       55                   President, Secretary and Director

David B. Iannarone                          41                   Executive Vice President

Cynthia O. Azzara                           42                   Senior Vice President,
                                                                   Chief Financial Officer and
                                                                   Treasurer

Brian L. Hanson                             40                   Senior Vice President

John R. Cooper                              54                   Director

Alan M. Jacobs                              53                   Director

Robert J. Merrick                           56                   Director

Robert E. Woods                             54                   Director

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

     David B. Iannarone has served as Executive Vice President of the General Partner since December 2000. Mr. Iannarone has served as Executive Vice President of CRIIMI MAE since December 2000; as Senior Vice President and General Counsel of CRIIMI MAE from March 1998 to December 2000; and as Vice President and General Counsel of CRIIMI MAE from July 1996 to March 1998.

     Cynthia O. Azzara has served as Chief Financial Officer of the General Partner since 1994. Ms. Azzara has served as Chief Financial Officer of CRIIMI MAE since 1994. She has also served as Senior Vice President of CRIIMI MAE since 1995 and Treasurer of CRIIMI MAE since 1997.

     Brian L. Hanson has served as Senior Vice President of the General Partner since March 1998. Mr. Hanson has served as Senior Vice President of CRIIMI MAE since March 1998; and as Group Vice President of CRIIMI MAE from March 1996 to March 1998.

     John R. Cooper has served as Director of the General Partner since April 2001. Mr. Cooper has served as Director of CRIIMI MAE since April 2001. Mr. Cooper is Senior Vice President, Finance, of PG&E National Energy Group, Inc. He has been with PG&E National Energy Group, Inc. and its predecessor, U.S. Generating Company, since its inception in 1989.

     Alan M. Jacobs has served as Director of the General Partner since April 2001. Mr. Jacobs has served as Director of CRIIMI MAE since April 2001; President of AMJ Advisors LLC, since September 1999; and founding member and Senior Partner of Ernst and Young LLP's restructuring and reorganization practice through September 1999. Mr. Jacobs is the Plan Administrator and Litigation Trust Trustee for T&W Financial Corporation, the Chapter 11 Trustee for Apponline.com, Inc., the Chapter 11 Trustee for Sharp International Corp., the Chapter 7 Trustee for Edison Brothers Stores, Inc. and was formerly the co-chairman and co-chief executive officer of West Coast Entertainment Corporation. Mr. Jacobs serves as a director of The Singer Sewing Company. Mr. Jacobs was an executive officer of West Coast Entertainment Corporation at the time such corporation filed a petition under the federal bankruptcy laws in March 2000.

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

     Robert E. Woods has served as Director of the General Partner since 1998. Mr. Woods has served as Director of CRIIMI MAE since 1998; Managing Director and Head of Loan Syndications for the Americas at Societe Generale, New York since 1997; Managing Director, Head of Real Estate Capital Markets and Mortgage-Backed Securities division, Citicorp from 1991 to 1997.

     (d) There is no family relationship between any of the officers and directors of the General Partner.

     (f)  Involvement in certain legal proceedings.

          None.

     (g)  Promoters and control persons.

          Not applicable.

     (h) Section 16(a) Beneficial Ownership Reporting Compliance - Based solely on its review of Forms 3, 4, and 5 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5s were required for those persons, the Partnership believes that all reporting persons have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 2001.


ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership does not have any directors or officers. None of the directors or officers of the General Partner receive compensation from the Partnership, and the General Partner does not receive reimbursement from the Partnership for any portion of their salaries. Other information required by
Item 11 is hereby incorporated by reference herein to Note 7 of the Notes to Financial Statements of the Partnership.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) As of February 19, 2002, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

(b) The following table sets forth certain information regarding the beneficial ownership of the Partnership's Units as of February 19, 2002 by each director of the General Partner, each Named Executive Officer of the General Partner, and by affiliates of the Partnership. Unless otherwise indicated, each Unitholder has sole voting and investment power with respect to the Units beneficially owned.

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

(b)  Certain business relationships.

     Other than as set forth in Item 11 of this Annual Report on Form 10-K which is hereby incorporated by reference herein, the Partnership has no business relationship with entities of which the current General Partner of the Partnership are officers, directors or equity owners.

(c)  Indebtedness of management.

     None.

(d)  Transactions with promoters.

     Not applicable.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:

                                                                                                           Page
Description                                                                                               Number
-----------                                                                                               ------
Balance Sheets as of December 31, 2001 and 2000.............................................................25

Statements of Income and Comprehensive Income for the years ended December 31, 2001,
   2000 and 1999............................................................................................26

Statements of Changes in Partners' Equity for the years ended December 31, 2001, 2000 and 1999................................................................................................27

Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999...............................28

Notes to Financial Statements...............................................................................29

          (a)(2) Financial Statement Schedules:

         IV - Mortgage Loans on Real Estate.................................................................40

     All other schedules have been omitted because they are not applicable, not required, or the information is included in the Financial Statements or Notes thereto.

          (a)(3) Exhibits:

     3.0  Certificate  of Limited  Partnership is  incorporated  by reference to
          Exhibit 4(a) to Amendment No. 1 to the Partnership's Registration Statement on Form S-11 (No. 33-12479) filed with the Commission on June 10, 1987.

     4.0 Agreement of Limited Partnership, incorporated by reference to Exhibit 3 to the Post-Effective Amendment No. 1 to the Partnership's Registration Statement on Form S-11 (No. 33-12479) filed with the Commission on March 8, 1988 (such Amendment is referred to hereinbelow as Post-Effective Amendment No.1).

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

    10.19 Amendment No. 3 to Reimbursement Agreement by Integrated Funding, Inc. and the AIM Funds, effective January 1, 2000, incorporated by reference to exhibit 10.19 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

    10.20 Amendment No. 4 to Reimbursement Agreement by Integrated Funding, Inc. and the AIM Funds, effective January 1, 2001 (filed herewith).

    99.0 Letter to Securities and Exchange Commission from the Partnership dated March 20, 2002 regarding the representations received from Arthur Andersen LLP in performing the audit of the December 31, 2001 financial statements (filed herewith).

(b)  Reports on Form 8-K filed during the last quarter of the fiscal year: None.

     All other items are not applicable.

                                   SIGNATURES

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William B. Dockser and H. William Willoughby, jointly and severally, his attorney-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

                                               AMERICAN INSURED MORTGAGE
                                               INVESTORS L.P. - SERIES 88
                                               (Registrant)

                                               By:    CRIIMI, Inc.
                                                      General Partner

March 12, 2002                                 /s/ William B. Dockser
--------------                                 ---------------------------------
DATE                                           William B. Dockser
                                               Chairman of the Board

March 12, 2002                                 /s/ H. William Willoughby
--------------                                 ---------------------------------
DATE                                           H. William Willoughby
                                               President, Secretary and Director

March 15, 2002                                 /s/ Cynthia O. Azzara
--------------                                 ---------------------------------
DATE                                           Cynthia O. Azzara
                                               Senior Vice President,
                                               Chief Financial Officer and
                                               Treasurer

March 12, 2002                                 /s/ John R. Cooper
--------------                                 ---------------------------------
DATE                                           John R. Cooper
                                               Director

March 12, 2002                                 /s/ Alan M. Jacobs
--------------                                 ---------------------------------
DATE                                           Alan M. Jacobs
                                               Director

March 14, 2002                                 /s/ Robert J. Merrick
--------------                                 ---------------------------------
DATE                                           Robert J. Merrick
                                               Director

March 11, 2002                                 /s/ Robert E. Woods
--------------                                 ---------------------------------
DATE                                           Robert E. Woods
                                               Director

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88



                              Financial Statements

                        as of December 31, 2001 and 2000


                             and for the Years Ended

                        December 31, 2001, 2000 and 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of American Insured Mortgage Investors L.P. - Series 88:

     We have audited the accompanying balance sheets of American Insured Mortgage Investors L.P. - Series 88 (the "Partnership") as of December 31, 2001 and 2000, and the related statements of income and comprehensive income, changes in partners' equity and cash flows for the years ended December 31, 2001, 2000 and 1999. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule IV-Mortgage Loans on Real Estate as of December 31, 2001 is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not a required part of the basic financial statements. The information in this schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/Arthur Andersen LLP
Vienna, Virginia
March 4, 2002

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                                   December 31,      December 31,
                                                                       2001              2000
                                                                   ------------      ------------
                                     ASSETS
Investment in FHA-Insured Certificates and GNMA
   Mortgage-Backed Securities, at fair value:
      Acquired insured mortgages                                   $ 32,300,617      $ 44,649,442
      Originated insured mortgages                                    8,473,167         8,492,111
                                                                   ------------      ------------

                                                                     40,773,784        53,141,553

Investment in FHA-Insured Loans, at amortized cost,
   net of unamortized discount and premium:
      Originated insured mortgages                                    5,573,879         5,627,149

Cash and cash equivalents                                             5,626,184         7,605,734

Investment in affiliate                                               1,789,536         1,854,261

Receivables and other assets                                            365,767         3,059,412
                                                                   ------------      ------------

      Total assets                                                 $ 54,129,150      $ 71,288,109
                                                                   ============      ============



                LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                              $  5,784,760      $  7,774,718

Accounts payable and accrued expenses                                   129,533           382,663
                                                                   ------------      ------------

      Total liabilities                                               5,914,293         8,157,381
                                                                   ------------      ------------

Partners' equity:
   Limited partners' equity, 15,000,000 Units authorized,
      8,802,091 Units issued and outstanding                         55,338,877        69,011,402
   General partner's deficit                                         (6,286,695)       (5,582,223)
   Less:  Repurchased Limited Partnership
      Units - 50,000 Units                                             (618,750)         (618,750)
  Accumulated other comprehensive (loss) income                        (218,575)          320,299
                                                                   ------------      ------------

      Total Partners' equity                                         48,214,857        63,130,728
                                                                   ------------      ------------

      Total liabilities and partners' equity                       $ 54,129,150      $ 71,288,109
                                                                   ============      ============

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                            For the years ended December 31,
                                                       2001                2000              1999
                                                    ----------          ----------        ----------
Income:
  Mortgage investment income                        $4,205,728          $5,276,523        $6,848,840
  Interest and other income                            182,126             224,751           444,944
                                                    ----------          ----------        ----------

                                                     4,387,854           5,501,274         7,293,784
                                                    ----------          ----------        ----------

Expenses:
  Asset management fee to related parties              565,368             712,869           942,910
  General and administrative                           181,816             437,036           369,751
                                                    ----------          ----------        ----------

                                                       747,184           1,149,905         1,312,661
                                                    ----------          ----------        ----------

Earnings before gains (losses) on
  mortgage dispositions                              3,640,670           4,351,369         5,981,123



Net gains on mortgage dispositions                   1,225,250             386,654         1,072,167
Adjustment to provision for loss                      (315,155)                  -                 -
                                                    ----------          ----------        ----------

Net earnings                                        $4,550,765          $4,738,023        $7,053,290
                                                    ==========          ==========        ==========

Other comprehensive (loss) income                     (538,874)          1,165,618          (960,003)
                                                    ----------          ----------        ----------

Comprehensive income                                $4,011,891          $5,903,641        $6,093,287
                                                    ==========          ==========        ==========

Net earnings allocated to:
  Limited partners - 95.1%                          $4,327,778          $4,505,860        $6,707,679
  General Partner -   4.9%                             222,987             232,163           345,611
                                                    ----------          ----------        ----------

                                                    $4,550,765          $4,738,023        $7,053,290
                                                    ==========          ==========        ==========

Net earnings per Limited Partnership
  Unit outstanding - Basic                          $     0.49          $     0.51        $     0.76
                                                    ==========          ==========        ==========

                  The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the years ended December 31, 2001, 2000 and 1999

                                                                                     Repurchased       Accumulated
                                                                                       Limited           Other            Total
                                                     General          Limited        Partnership      Comprehensive      Partners'
                                                     Partner          Partners          Units         Income(Loss)        Equity
                                                   ------------     ------------     ------------     ------------     ------------
Balance, January 1, 1999                           $ (3,057,885)    $118,004,167     $   (618,750)    $    114,684     $114,442,216

  Net Earnings                                          345,611        6,707,679                -                -        7,053,290
  Adjustment to unrealized gains (losses)
     on investments in insured mortgages                      -                -                -         (960,003)        (960,003)
  Distributions paid or accrued of $5.06
     per Unit, including return of capital
     of $4.30 per Unit                               (2,294,837)     (44,538,582)               -                -      (46,833,419)
                                                   ------------     ------------     ------------     ------------     ------------
Balance, December 31, 1999                           (5,007,111)      80,173,264         (618,750)        (845,319)      73,702,084

  Net Earnings                                          232,163        4,505,860                -                -        4,738,023
  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                         -                -                -        1,165,618        1,165,618
  Distributions paid or accrued of $1.78
     per Unit, including return of capital of
     $1.27 per Unit                                    (807,275)     (15,667,722)               -                -      (16,474,997)
                                                   ------------     ------------     ------------     ------------     ------------
Balance, December 31, 2000                           (5,582,223)      69,011,402         (618,750)         320,299       63,130,728

  Net Earnings                                          222,987        4,327,778                -                -        4,550,765
  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                         -                -                -         (538,874)        (538,874)
  Distributions paid or accrued of $2.045
     per Unit, including return of capital of
     $1.555 per Unit                                   (927,459)     (18,000,303)               -                -      (18,927,762)
                                                   ------------     ------------     ------------     ------------     ------------
Balance, December 31, 2001                         $ (6,286,695)    $ 55,338,877     $   (618,750)    $   (218,575)    $ 48,214,857
                                                   ============     ============     ============     ============     ============

Limited Partnership Units outstanding -
   basic, as of December 31, 2001, 2000,
   and 1999                                                            8,802,091
                                                                       =========

                   The accompanying notes are an integral part
                         of these financial statements.

             AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                           STATEMENTS OF CASH FLOWS

                                                                                          For the years ended December 31,
                                                                                         2001           2000           1999
                                                                                      -----------    -----------    -----------
Cash flows from operating activities:
   Net earnings                                                                       $ 4,550,765    $ 4,738,023    $ 7,053,290
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Gain on mortgage dispositions                                                    (1,225,250)      (386,654)    (1,072,589)
      Adjustment to provision for loss                                                    315,155              -            422
      Changes in assets and liabilities:
         Decrease in investment in affiliate                                               28,489         42,360         63,125
         Decrease in receivables and other assets                                         109,205        154,071        132,524
         (Decrease) increase in accounts payable and accrued expenses                    (429,545)       256,015         48,919
                                                                                      -----------    -----------    -----------

         Net cash provided by operating activities                                      3,348,819      4,803,815      6,225,691
                                                                                      -----------    -----------    -----------

Cash flows provided by investing activities:
   Proceeds from dispositions of Insured mortgages                                     11,697,541     11,008,711     35,966,462
   Proceeds received from Greystone, related to the mortgage
      on Water's Edge of New Jersey                                                     1,026,921              -              -
   Proceeds received from Patrician, related to the mortgage
      on St. Charles Place-Phase II                                                     2,241,218              -              -
   Receipt of mortgage principal from scheduled payments                                  623,671        707,084        847,024
                                                                                      -----------    -----------    -----------

         Net cash provided by investing activities                                     15,589,351     11,715,795     36,813,486
                                                                                      -----------    -----------    -----------

Cash flows used in financing activities:
   Distributions paid to partners                                                     (20,917,720)   (18,326,120)   (39,151,257)
                                                                                      -----------    -----------    -----------

Net (decrease) increase in cash and cash equivalents                                   (1,979,550)    (1,806,510)     3,887,920

Cash and cash equivalents, beginning of year                                            7,605,734      9,412,244      5,524,324
                                                                                      -----------    -----------    -----------

Cash and cash equivalents, end of year                                                $ 5,626,184    $ 7,605,734    $ 9,412,244
                                                                                      ===========    ===========    ===========


Non cash investing activity:
Increased receivable due from Patrician as a result of the foreclosure and
   sale of the property underlying the mortgage on St. Charles Place-Phase II         $         -    $         -    $   706,765
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

     Under the Advisory Agreement, the Advisor will render services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services will be subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services will not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., a wholly-owned subsidiary of CRIIMI MAE.

     Prior to the expiration of the Partnership's reinvestment period in December 1996, the Partnership was engaged in the business of originating mortgage loans ("Originated Insured Mortgages") and acquiring mortgage loans ("Acquired Insured Mortgages", and together with Originated Insured Mortgages, referred to herein as "Insured Mortgages"). In accordance with the terms of the partnership agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured or guaranteed, in whole or in part, by the Federal Housing Administration ("FHA") under section 221(d)(4) or section 231 of the National Housing Act of 1937, as amended (the "National Housing Act"). The Partnership is a liquidating partnership and as it continues to liquidate its mortgage investments and investors receive distributions of return of capital and taxable gains, investors should expect a reduction in earnings and distributions due to the decreasing mortgage base. The partnership agreement states that the Partnership will terminate on December 31, 2021, unless previously terminated under the provisions of the partnership agreement.

     On October 5, 1998, CRIIMI MAE, the parent of the General Partner, and CRIIMI MAE Management, Inc., an affiliate of CRIIMI MAE and provider of personnel and administrative services to the Partnership, filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the "Bankruptcy Code"). On November 22, 2000, the United States Bankruptcy Court for the District of Maryland, in Greenbelt, Maryland (the "Bankruptcy Court") confirmed CRIIMI MAE's and CRIIMI MAE Management, Inc.'s reorganization plan. On April 17, 2001, CRIIMI MAE and CRIIMI MAE Management, Inc. emerged from bankruptcy.

2.   SIGNIFICANT ACCOUNTING POLICIES

Method of Accounting
--------------------

     The Partnership's financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     As of December 31, 2001, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 25 years. However, the partnership agreement states that the Partnership will terminate in approximately 20 years, on December 31, 2021, unless previously terminated under the provisions of the partnership agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investment in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the ability or intent, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be included in the available for sale category. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as available for sale for financial statement purposes, the General Partner does not intend to voluntarily sell these assets other than those which may be sold as a result of a default.

     In connection with this classification, as of December 31, 2001 and 2000, the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, with the net unrealized gains and losses on these assets reported as other comprehensive income (loss) and as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as available for sale, will be included in other comprehensive income
(loss) and as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as available for sale, will continue to be reported in earnings.

     As of December 31, 2001 and 2000, Investment in FHA-Insured Loan is recorded at amortized cost.

     The amortized cost of the investments in GNMA Mortgage-Backed Securities, FHA-Insured Certificates and FHA-Insured Loan is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

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

Investment in affiliate
-----------------------

     Investment in affiliate represents an investment in Integrated Funding, Inc. ("IFI"), an affiliate of the Partnership. This investment is accounted for under the equity method which results in the original invested amount being increased for the Partnership's share of income and decreased for the Partnership's share of losses and distributions.

Income Taxes
------------

     No provision has been made for Federal, state or local income taxes in the accompanying statements of income and comprehensive income since they are the responsibility of the Unitholders.

Statements of Cash Flows
------------------------

     No cash payments were made for interest expense during the years ended December 31, 2001, 2000, and 1999. Since the statements of cash flows are intended to reflect only cash receipt and cash payment activity, the statements of cash flows do not reflect operating activities that affect recognized assets and liabilities while not resulting in cash receipts or cash payments.

Reclassifications
-----------------

     Certain prior year amounts have been reclassified to conform to the 2001 presentation.

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following estimated fair values of the Partnership's financial instruments are presented in accordance with GAAP which define fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. These estimated fair values, however, do not represent the liquidation value or the market value of the Partnership.

                                           As of December 31, 2001              As of December 31, 2000
                                         Amortized           Fair             Amortized           Fair
                                           Cost              Value              Cost              Value
                                        -----------       -----------        -----------       -----------
Investment in FHA-Insured
  Certificates and GNMA
  Mortgage-Backed Securities:
  Acquired Insured Mortgages            $33,196,354       $32,300,617        $45,000,295       $44,649,442
  Originated Insured Mortgages            7,747,039         8,473,167          7,808,228         8,492,111
                                        -----------       -----------        -----------       -----------

                                        $40,943,393       $40,773,784        $52,808,523       $53,141,553
                                        ===========       ===========        ===========       ===========

Investment in FHA-Insured Loan:
  Acquired Insured Mortgage             $ 5,573,879       $ 5,230,714        $ 5,627,149       $ 5,248,132
                                        ===========       ===========        ===========       ===========

Cash and cash equivalents               $ 5,626,184       $ 5,626,184        $ 7,605,734       $ 7,605,734

GNMA Mortgage-Backed Security
  contributed to affiliate              $ 1,807,729       $ 1,758,760        $ 1,838,504       $ 1,825,772

     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Investment in FHA-Insured Certificates,
GNMA Mortgage-Backed Securities and FHA-Insured Loans
-----------------------------------------------------

     The fair value of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans is priced internally. The Partnership used a discounted cash flow methodology to estimate the fair value; the cash flows were discounted using a discount rate that, in the Partnership's view, was commensurate with the market's perception of risk and value. The Partnership used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, and (ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities.

Cash and cash equivalents
-------------------------

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

                                                                  2001           2000            1999
                                                                  ----           ----            ----
Reclassification adjustment for (gains) losses
  included in net income                                      $   (61,266)   $   187,450     $ 1,577,427
Unrealized holding (losses) gains arising during
  the period                                                     (477,608)       978,168      (2,537,430)
                                                              -----------    -----------     -----------

Net adjustment to unrealized (losses) gains on mortgages      $  (538,874)   $ 1,165,618     $  (960,003)
                                                              ===========    ===========     ===========


5.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES

     The following is a discussion of the Partnership's insured mortgage investments, along with the risks related to each type of investment:

Fully Insured Originated Insured Mortgages and Acquired Insured Mortgages
-------------------------------------------------------------------------

     Listed below is the Partnership's aggregate investment in Fully Insured Mortgages as of December 31, 2001 and 2000:

                                                                   2001                     2000
                                                               ------------             ------------
Number of:
  GNMA Mortgage-Backed Securities(1)(2)(3)(4)(5)(6)(7)                   13                       18
  FHA-Insured Certificates                                                1                        1
Amortized Cost                                                 $ 33,196,354             $ 45,000,295
Face Value                                                       33,067,185               44,953,069
Fair Value                                                       32,300,617               44,649,442

(1) In January 2001, the mortgage on Silver Lake Plaza Apartments was prepaid. The Partnership received net proceeds of approximately $5.2 million and recognized a gain of approximately $83,000 for the year ended December 31, 2001. A distribution of approximately $0.56 per Unit related to the prepayment of this mortgage was declared in February and paid to Unitholders in May 2001.
(2) In February 2001, the mortgage on Holton Manor was prepaid. The Partnership received net proceeds of approximately $1.0 million and recognized a gain of approximately $36,000 for the year ended December 31, 2001. A distribution of approximately $0.10 per Unit related to the prepayment of this mortgage was declared in March and paid to Unitholders in May 2001.
(3) In August 2001, the mortgage on Lorenzo Carolina Apartments was prepaid. The Partnership received net proceeds of approximately $1.0 million and recognized a gain of approximately $42,000 for the year ended December 31, 2001. A distribution of approximately $0.11 per Unit related to the prepayment of this mortgage was declared in September and paid to Unitholders in November 2001.
(4) In October 2001, the mortgage on Beauvoir Manor Apartments was prepaid. The Partnership received net proceeds of approximately $1.3 million and recognized a gain of approximately $108,000 for the year ended December 31, 2001. A distribution of approximately $0.14 per Unit related to the prepayment of this mortgage was declared in October 2001 and paid to Unitholders in February 2002.
(5) In November 2001, the mortgage on Woodcrest Townhomes was prepaid. The Partnership received net proceeds of approximately $3.2 million and a recognized a gain of approximately $134,000 for the year ended December 31, 2001. A distribution of approximately $0.34 per Unit related to the prepayment of this mortgage was declared in December 2001 and paid to Unitholders in February 2002.

(6) In January 2002, the mortgage on Orchard Creek Apartments was prepaid. The Partnership received net proceeds of approximately $1.3 million and expects to recognize a gain of approximately $33,000 in 2002. A distribution of approximately $0.14 per Unit related to the prepayment of this mortgage was declared in February 2002 and is expected to be paid to Unitholders in May 2002.
(7) In February 2002, the mortgage on Westview Terrace Apartments was prepaid. The Partnership received net proceeds of approximately $1.2 million and expects to recognize a gain of approximately $49,000 in 2002. A distribution of approximately $0.12 per Unit related to the prepayment of this mortgage is expected to be declared in March 2002 and paid to Unitholders in May 2002.

     As of March 1, 2002, all of the Partnership's fully insured mortgage investments are current with respect to the payment of principal and interest.

     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with HUD. The property underlying this construction loan was a nursing home located in Trenton, New Jersey. As of January 31, 1997, the Partnership had received approximately $10.2 million of the assignment proceeds, including partial repayment of the outstanding principal and accrued interest. HUD had disallowed approximately $1.65 million of the assignment claim. The General Partner retained counsel in this matter and pursued litigation against the loan servicer, Greystone Servicing Corporation, Inc. ("Greystone"), for the amount disallowed by HUD. On July 30, 1998, the Partnership filed a Motion for Judgement against Greystone in the Circuit Court of Fauquier County, Virginia. On June 1, 2001, a jury rendered a verdict in favor of the Partnership and against Greystone in the amount of approximately $780,000. On August 17, 2001, the Partnership received this amount plus accrued interest of approximately $9,000. A distribution of approximately $0.09 per Unit related to this court order was declared in September 2001 and paid to Unitholders in November 2001. In September 2001, the Partnership and Greystone agreed on a final settlement of approximately $238,000 for reimbursement of legal fees, to the Partnership. This amount was received on October 4, 2001. A distribution of approximately $0.03 per Unit related to the reimbursement of legal fees was declared in October 2001 and paid to Unitholders in February 2002. During the year ended December 31, 2001, the Partnership incurred a loss of approximately $315,000 related to this litigation. This loss includes legal fees incurred from April 1 through December 31, 2001, of approximately $199,000. As of December 31, 2001, the Partnership has recognized aggregate losses of approximately $894,000 related to the disposition of the mortgage on Water's Edge of New Jersey, which includes losses recognized in 1996, 1997 and 2001.

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

     As of December 31, 2001 and 2000, the Partnership held one investment in a coinsured FHA-Insured Certificate secured by a coinsured mortgage. The remaining single FHA-Insured Certificate is coinsured by IFI, an affiliate of the Partnership. The following is a discussion of the Partnership's coinsured mortgage investments.

Coinsured by affiliate
----------------------

     As of December 31, 2001 and 2000, the Partnership held one investment in a coinsured FHA-Insured Certificate secured by a coinsured mortgage, where the coinsurance lender is IFI. This investment was made on behalf of the Partnership by the former managing general partner. As structured by the former managing general partner, with respect to this mortgage, the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss on this mortgage investment.

                                         December 31, 2001                       December 31, 2000
                              Amortized       Face          Fair          Amortized       Face          Fair
                                Cost          Value      Mkt. Value         Cost          Value      Mkt. Value
                              ----------   -----------   ----------       ----------   -----------   ----------
Summerwind Apts. - Phase II   $7,747,039   $ 9,057,300   $8,473,167       $7,808,228   $ 9,148,110   $8,492,111

     As of March 1, 2002, the mortgagor was current with respect to payment of principal and interest on this mortgage.

     There was no loan loss recognized for the years ended 2001, 2000 and 1999. The cumulative loan loss recognized in prior years was $1,511,743 for Summerwind Apartments - Phase II.

Coinsured by third party
------------------------

     The previously owned mortgage on St. Charles Place - Phase II, was coinsured by The Patrician Mortgage Company ("Patrician"), an unaffiliated third party coinsurance lender under the HUD coinsurance program. On October 14, 1993, Patrician filed a foreclosure action on the property underlying this coinsured mortgage. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U.S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $3 million. A distribution of approximately $0.32 per Unit related to the sale was declared in November
1999 and was paid to Unitholders in February 2000. In February 2001, the Partnership received claim proceeds from Patrician of approximately $2.2 million and recognized a gain of approximately $822,000 for the year ended December 31, 2001. The claim proceeds represent the remaining balance due on the mortgage, including interest from November 1, 1995 through the date of receipt. A distribution of approximately $0.24 per Unit related to the prepayment of this mortgage was declared in March 2001 and paid to Unitholders in May 2001. The amount of the Partnership's investment in this mortgage represented the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest was held by AIM 86, an affiliate of the Partnership.

6.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in fully insured Originated Insured Mortgages as of December 31, 2001 and 2000:

                                               2001                     2000
                                           ------------             ------------
Number of Mortgages                                   1                        1
Amortized Cost                             $  5,573,879             $  5,627,149
Face Value                                    5,573,879                5,627,149
Fair Value                                    5,230,714                5,248,132

     As of March 1, 2002, the Partnership's FHA-Insured Loan was current with respect to payment of principal and interest.


7.       TRANSACTIONS WITH RELATED PARTIES

     During the years ended December 31, 2001, 2000 and 1999, the General Partner and certain affiliated entities earned or received compensation or payments for services from the Partnership as follows:


                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                               Capacity in Which                          For the years ended December 31,
Name of Recipient                 Served/Item                        2001               2000               1999
-----------------             ----------------------              ----------         ----------         ----------
CRIIMI, Inc.(1)            General Partner/Distribution           $  927,459         $  807,275         $2,294,837

AIM Acquisition            Advisor/Asset Management Fee              565,368            712,869            942,910
  Partners, L.P.(2)

CRIIMI MAE                 Affiliate of General Partner/              48,892             46,164             45,757
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

(2) The Advisor, pursuant to the partnership agreement is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the partnership agreement). The Sub-advisor to the Partnership is entitled to a fee of 0.28% of Total Invested Assets of the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP, the sub-advisor, earned a fee equal to $166,617, $210,081 and $277,888 for the years ended December 31, 2001, 2000 and 1999, respectively. The general and limited partners of CMSLP are wholly-owned subsidiaries of CRIIMI MAE Inc.

8.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 2001, 2000 and 1999 are as follows:

                                              2001                  2000                1999
                                              ----                  ----                ----
Quarter ended March 31                     $    1.010(1)(2)(3)   $    0.37(9)        $    0.61(13)
Quarter ended June 30,                          0.105                 0.42(10)(11)        3.26(14)(15)(16)
Quarter ended September 30,                     0.305(4)(5)           0.15                0.15
Quarter ended December 31,                      0.625(6)(7)(8)        0.84(12)            1.04(17)(18)(19)
                                           ----------            ---------           ---------
                                           $    2.045            $    1.78           $    5.06
                                           ==========            =========           =========

     The following disposition proceeds are included in the distributions listed above:

                                                          Date                               Net
                                                        Proceeds        Type of            Proceeds
                   Complex Name                         received      Disposition          Per Unit
                   ------------                         --------      -----------          --------
         (1)       Silver Lake Plaza Apartments         Jan 2001      Prepayment             $ 0.56
         (2)       Holton Manor                         Feb 2001      Prepayment               0.10
         (3)       St. Charles Place-Phase II           Feb 2001      Coinsurance Claim        0.24
         (4)       Water's Edge of New Jersey           Aug 2001      Assignment               0.09
         (5)       Lorenzo Carolina Apartments          Aug 2001      Prepayment               0.11
         (6)       Water's Edge of New Jersey           Oct 2001      Assignment               0.03
         (7)       Beauvoir Manor Apartments            Oct 2001      Prepayment               0.14
         (8)       Woodcrest Townhomes                  Nov 2001      Prepayment               0.34
         (9)       Linville Manor                       Mar 2000      Prepayment               0.22
         (10)      Park Avenue Plaza                    May 2000      Prepayment               0.22
         (11)      Kingsway Apartments                  May 2000      Prepayment               0.05
         (12)      Lioncrest Towers                     Nov 2000      Prepayment               0.70
         (13)      Olde Mill Apartments                 Dec 1998      Prepayment               0.37
         (14)      Seven Springs Apartments             Apr 1999      Prepayment               0.53
         (15)      Kon Tiki Apartments                  May 1999      Prepayment               0.06
         (16)      The Breakers at Golf Mill            May 1999      Prepayment               2.43
         (17)      Oak Grove Apartments                 Oct 1999      Prepayment               0.06
         (18)      Heather Ridge Apartments             Nov 1999      Prepayment               0.49
         (19)      St. Charles Place - Phase II         Nov 1999      Sale                     0.32

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

9.   INVESTMENT IN AFFILIATE

     In addition to the related party transactions described in Note 7, in order to capitalize IFI with sufficient net worth under HUD regulations, in April 1994, the Partnership transferred a GNMA Mortgage-Backed Security in the amount of approximately $2.0 million to IFI. As of December 31, 2001 and 2000, this GNMA Mortgage-Backed Security had a face value and a fair value of approximately $1.8 million. The Partnership's interest in this security is included on the balance sheet in Investment in affiliate. As of December 31, 2001, the Partnership along with AIM 85 and AIM 86 equally own AIM Mortgage, Inc. In turn, AIM Mortgage, Inc. owns all of the outstanding preferred stock and common stock of IFI.

     As part of the Partnership's transfer of the GNMA Mortgage-Backed Security to IFI, AIM 85 and AIM 86 each issued a demand note payable to the Partnership and recorded an investment in IFI through AIM Mortgage, Inc. at an amount proportionate to each entity's coinsured mortgages for which IFI was the mortgagee of record as of April 1, 1994. In April 1997, the GNMA Mortgage-Backed Security was reallocated between the Partnership and AIM 86 as AIM 85 no longer held any mortgages coinsured by IFI. As a result, a new demand note payable from AIM 86 was issued and the investment in IFI was reallocated. As of December 31, 2000, the Partnership's demand note receivable from AIM 86 was cancelled as AIM 86 no longer held mortgages coinsured by IFI. As a result the investment in IFI was reallocated. Interest income on this note was $0, $45,994 and $47,740 during the years ended December 31, 2001, 2000 and 1999, respectively, and is included in interest and other income on the accompanying statements of income and comprehensive income.

     In connection with these transfers, the expense reimbursement agreement was amended as of April 1, 1997, to adjust the allocation of the expense reimbursement to the AIM Funds to an amount proportionate to each entity's coinsured mortgage investments for which IFI was the mortgagee of record as of April 1, 1997. The expense reimbursement, as amended, along with the Partnership's interest income from the notes receivable, and the Partnership's equity interest in IFI's net income or loss, substantially equals the mortgage interest on the GNMA Mortgage-Backed Security transferred to IFI. In April 1997, this agreement was amended to exclude AIM 85, which no longer held mortgages coinsured by IFI. In December 2000, this agreement was amended to exclude AIM 86, which no longer held mortgages coinsured by IFI. The Partnership received expense reimbursements of $130,470, $89,336 and $92,656 during the years ended December 31, 2001, 2000 and 1999, respectively, which offset general and administrative expenses on the accompanying statements of income and comprehensive income.


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

11.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS
     (Dollars In Thousands, Except Per Unit Data)

     The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2001, 2000 and 1999:

                                                                     2001
                                                                 Quarter ended
                                          March 31          June 30       September 30      December 31
                                        ------------     ------------     ------------     ------------
Income                                  $      1,209     $      1,106     $      1,065     $      1,008
Net earnings                                   1,927              450            1,103            1,071
Net gains (losses) from mortgage
  dispositions                                   941             (476)             210              235
Net earnings per
  Limited Partnership Unit - Basic              0.21             0.05             0.12             0.11

                                                                     2000
                                                                 Quarter ended
                                          March 31          June 30       September 30      December 31
                                        ------------     ------------     ------------     ------------
Income                                  $      1,464     $      1,383     $      1,339     $      1,315
Net earnings                                   1,329            1,252            1,117            1,040
Net gains from mortgage
  dispositions                                   107              100               --              180
Net earnings per
  Limited Partnership Unit - Basic              0.14             0.14             0.12             0.11

                                                                     1999
                                                                 Quarter ended
                                          March 31          June 30       September 30      December 31
                                        ------------     ------------     ------------     ------------
Income                                  $      2,091     $      2,004     $      1,671     $      1,528
Net earnings                                   1,657            2,550            1,398            1,448
Net gains from mortgage
  dispositions                                    --              877               --              195
Net earnings per
  Limited Partnership Unit - Basic              0.18             0.27             0.16             0.15

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2001

                                                                    Interest                                          Annual Payment
                                                                    Rate on            Face              Net          Principal and
                                                     Maturity       Mortgage         Value of       Carrying Value       Interest
Development Name/Location                              Date          (5)             Mortgage        (3)(7)(8)(10)        (5)(9)
-------------------------                            --------       --------         --------       -------------     --------------
ACQUIRED INSURED MORTGAGE:
FHA-Insured Certificate (carried at fair value)
-----------------------------------------------

Sylvan Manor, Silver Spring, MD                         5/21         7.500%        $  2,899,739      $  2,724,172        $284,523
                                                                                   ------------      ------------

GNMA Mortgage-Backed Securities (carried at fair value)
-------------------------------------------------------

Burlwood Apts., Portland, OR                            8/15         9.000%             554,907           540,770          62,435
Collin Care Centers, Plano, TX                          9/30         8.125%           1,647,852         1,602,036         144,319
Garden Terrace, Douglasville, GA                        1/20         7.125%           2,461,267         2,396,532         236,750
Greenview Garden, Butler, PA                            7/33         9.000%             864,332           857,756          78,324
Hewitt Gardens Apts., Wheaton, MD                      10/29         8.750%           4,331,773         4,299,858         405,174
Lamplighter Apts., Port Arthur, TX                     10/29         9.000%           2,167,165         2,151,127         207,272
Oaklawn Apts., Boise, ID                                8/24         9.000%             457,276           444,739          40,505
Oakwood Gardens, San Jose, CA                          10/23         7.750%           1,084,638         1,055,259          97,836
Orchard Creek Apts., Farmington Hills, MI               1/30         8.625%           1,244,273         1,245,153         113,264
San Jose South, San Jose, CA                           10/23         7.750%           7,756,059         7,545,975         699,608
Stoney Creek, Washington Township, MI                   2/29         7.500%           5,175,866         5,033,031         427,699
Tehama Estates, Sacramento, CA                          7/29         8.750%           1,309,998         1,300,369         122,802
Westview Terrace Apts., Tacoma, WA                      4/30         8.550%           1,112,040         1,103,840         101,144
                                                                                   ------------      ------------

   Total Investment in GNMA Mortgage-Backed Securities, carried at fair value        30,167,446        29,576,445
                                                                                   ------------      ------------

     Total Investment in Acquired Insured Mortgages, carried at fair value           33,067,185        32,300,617
                                                                                   ------------      ------------

ORIGINATED INSURED MORTGAGES:
Coinsured FHA-Insured Certificate (carried at fair value)
---------------------------------------------------------

Summerwind Apartments-Phase II, Naples, FL(1)(4)(6)     6/30         8.500%           9,057,300         8,473,167         865,175
                                                                                   ------------      ------------

     Total Investment in FHA-Insured Certificates and
       GNMA Mortgage-Backed Securities, carried at fair value                        42,124,485        40,773,784
                                                                                   ------------      ------------

Fully Insured FHA-Insured Loan (carried at amortized cost)(2)
-------------------------------------------------------------

The Turn at Gresham, Gresham, Oregon(1)                 8/29         8.000%           5,573,879         5,573,879(2)      501,516
                                                                                   ------------      ------------

TOTAL INVESTMENT IN INSURED MORTGAGES                                              $ 47,698,364      $ 46,347,663
                                                                                   ============      ============

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88 NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2001

(1)  Two  Insured  Mortgages,  Summerwind  - Phase II and The  Turn at  Gresham,
     possess a special assignment option, pursuant to certain mortgage documents, which allows the Partnership, anytime after a certain date, to require payment of the unpaid principal balance of the mortgages. At such time, the borrowers must make payment to the Partnership or the Partnership may cancel the FHA insurance and institute foreclosure proceedings.

(2)  Inclusive of closing costs and acquisition fees.

(3) Prepayment of these Insured Mortgages would be based upon the unpaid principal balance at the time of prepayment.

(4) In connection with Summerwind Apartments - Phase II, the Partnership has recorded a cumulative loan loss of $1,511,743 in prior years. No loan losses were recognized for the years ended 2001 and 2000.

(5) In addition, the servicer or the sub-servicer of the mortgage, primarily unaffiliated third parties, is entitled to receive compensation for certain services rendered.

(6) This mortgage is insured under the HUD coinsurance program. IFI is the HUD-approved coinsurance lender and the Partnership bears the risk of any coinsurance loss, as previously discussed.

(7) A reconciliation of the carrying value of the Partnership's investment in Insured Mortgages, for the years ended December 31, 2001 and 2000, is as follows:

                                                                  2001               2000
                                                              ------------       ------------
Beginning balance                                             $ 58,768,702       $ 68,919,493

Principal receipts on mortgages                                   (623,671)          (707,084)

Proceeds from disposition of mortgages                         (11,697,541)       (11,008,711)

Net gains on mortgage prepayments                                  402,811            386,654

Net unrealized (losses) gains on investment in FHA-Insured
  Certificates and GNMA Mortgage-Backed Securities                (502,638)         1,178,350
                                                              ------------       ------------

Ending balance                                                $ 46,347,663       $ 58,768,702
                                                              ============       ============

(8) The mortgages underlying the Partnership's investments in FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are primarily non-recourse first liens on multifamily residential developments or retirement homes.

(9) Principal and interest are payable at relatively level amounts over the life of the Insured Mortgages.

(10) As of December 31, 2001 and 2000, the tax basis of the Insured Mortgages was approximately $48 million and $60 million, respectively.