Form 10-Q
period 2002-03-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 2002-05-09
CIK 811437

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                          March 31, 2002
                                                               --------------

Commission file number                                            1-12724
                                                               --------------



               AMERICAN INSURED MORTGAGE INVESTORS L.P.- SERIES 88 (Exact name of registrant as specified in charter)

           Delaware                                               13-3398206
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

11200 Rockville Pike, Rockville, Maryland                           20852
-----------------------------------------                         ----------
(Address of principal executive offices)                          (Zip Code)

                                 (301) 816-2300
                                 --------------








     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of March 31, 2002, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2002

                                                                                                             PAGE
                                                                                                             ----
PART I.           Financial Information

Item 1.           Financial Statements

                    Balance Sheets - March 31, 2002 (unaudited) and December 31, 2001................          3

                    Statements of Income and Comprehensive Income - for the three
                      months ended March 31, 2002 and 2001 (unaudited) ..............................          4

                    Statement of Changes in Partners' Equity - for the three months ended
                      March 31, 2002 (unaudited).....................................................          5

                    Statements of Cash Flows - for the three months ended March 31, 2002
                      and 2001 (unaudited)...........................................................          6

                    Notes to Financial Statements (unaudited)........................................          7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                    of Operations....................................................................         12

Item 3.           Qualitative and Quantitative Disclosures About Market Risk ........................         14

PART II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K...................................................         15

Signature         ...................................................................................         16

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                              March 31,       December 31,
                                                                2002              2001
                                                            ------------      ------------
                                                             (Unaudited)
                        ASSETS
Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                              $ 30,194,213      $ 32,300,617
    Originated insured mortgages                               8,346,020         8,473,167
                                                            ------------      ------------
                                                              38,540,233        40,773,784

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Originated insured mortgages                               5,559,885         5,573,879


Cash and cash equivalents                                      3,168,781         5,626,184

Investment in affiliate                                        1,789,536         1,789,536

Receivables and other assets                                     355,941           365,767
                                                            ------------      ------------
      Total assets                                          $ 49,414,376      $ 54,129,150
                                                            ============      ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                       $  3,285,744      $  5,784,760

Accounts payable and accrued expenses                            102,853           129,533
                                                            ------------      ------------
      Total liabilities                                        3,388,597         5,914,293
                                                            ------------      ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    8,802,091 Units issued and outstanding                    53,021,610        55,338,877
  General partners' deficit                                   (6,406,092)       (6,286,695)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                                        (618,750)         (618,750)
  Accumulated other comprehensive income (loss)                   29,011          (218,575)
                                                            ------------      ------------
      Total partners' equity                                  46,025,779        48,214,857
                                                            ------------      ------------
      Total liabilities and partners' equity                $ 49,414,376      $ 54,129,150
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                             For the three months ended
                                                                      March 31,
                                                               2002              2001
                                                           ------------      ------------
Income:
  Mortgage investment income                               $    919,804      $  1,096,221
  Interest and other income                                      11,454           112,841
                                                           ------------      ------------
                                                                931,258         1,209,062
                                                           ------------      ------------

Expenses:
  Asset management fee to related parties                       124,320           149,961
  General and administrative                                     40,372            72,974
                                                           ------------      ------------
                                                                164,692           222,935
                                                           ------------      ------------
Net earnings before gains on
  mortgage dispositions                                         766,566           986,127

Gains on mortgage dispositions                                   82,518           940,833
                                                           ------------      ------------

Net earnings                                               $    849,084      $  1,926,960
                                                           ============      ============

Other comprehensive income - adjustment to unrealized
  gains on investments in insured mortgages                     247,586            99,884
                                                           ------------      ------------
Comprehensive income                                       $  1,096,670      $  2,026,844
                                                           ============      ============

Net earnings allocated to:
  Limited partners - 95.1%                                 $    807,479      $  1,832,539
  General Partner -   4.9%                                       41,605            94,421
                                                           ------------      ------------
                                                           $    849,084      $  1,926,960
                                                           ============      ============

Net earnings per Unit of limited
  partnership interest - basic                             $       0.09      $       0.21
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 2002

                                   (Unaudited)

                                                                                      Repurchased     Accumulated
                                                                                        Limited          Other
                                                        General         Limited       Partnership     Comprehensive
                                                        Partner         Partner          Units        Income (Loss)      Total
                                                      ------------    ------------    ------------    ------------    ------------
Balance, December 31, 2001                            $ (6,286,695)   $ 55,338,877    $   (618,750)   $   (218,575)   $ 48,214,857

  Net Earnings                                              41,605         807,479               -               -         849,084

  Adjustment to unrealized gains on
     investments in insured mortgages                            -               -               -         247,586         247,586

  Distributions paid or accrued of $0.355 per Unit,
     including return of capital of $0.265 per Unit       (161,002)     (3,124,746)              -               -      (3,285,748)
                                                      ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2002                               $ (6,406,092)   $ 53,021,610    $   (618,750)   $     29,011    $ 46,025,779
                                                      ============    ============    ============    ============    ============

Limited Partnership Units outstanding - basic, as
  of March 31, 2002                                                      8,802,091
                                                                         =========

                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

               AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                          For the three months ended
                                                                                                   March 31,
                                                                                             2002            2001
                                                                                         ------------    ------------
Cash flows from operating activities:
   Net earnings                                                                          $    849,084    $  1,926,960
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gains on mortgage dispositions                                                      (82,518)       (940,833)
      Changes in assets and liabilities:
         Decrease in accounts payable and accrued expenses                                    (26,680)       (161,317)
         Decrease in receivables and other assets                                               9,826          68,767
                                                                                         ------------    ------------

            Net cash provided by operating activities                                         749,712         893,577
                                                                                         ------------    ------------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                      147,751         154,839
   Proceeds received from Patrician                                                                 -       2,241,218
   Proceeds from mortgage dispositions                                                      2,429,898       6,234,315
                                                                                         ------------    ------------

            Net cash provided by investing activities                                       2,577,649       8,630,372
                                                                                         ------------    ------------

Cash flows used in financing activities:
  Distributions paid to partners                                                           (5,784,764)     (7,774,718)
                                                                                         ------------    ------------


Net (decrease) increase in cash and cash equivalents                                       (2,457,403)      1,749,231

Cash and cash equivalents, beginning of period                                              5,626,184       7,605,734
                                                                                         ------------    ------------

Cash and cash equivalents, end of period                                                 $  3,168,781    $  9,354,965
                                                                                         ============    ============

                  The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   ORGANIZATION

     American Insured Mortgage Investors L.P. - Series 88 (the "Partnership") was formed under the Uniform Limited Partnership Act of the State of Delaware on February 13, 1987. The Partnership Agreement ("Partnership Agreement") states that the Partnership will terminate on December 31, 2021, unless terminated earlier under the provisions of the Partnership Agreement.

     CRIIMI, Inc. (the "General Partner"), a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"), holds a partnership interest of 4.9%. AIM Acquisition Partners L.P. (the "Advisor") serves as the advisor to the Partnership pursuant to an Advisory Agreement between the Advisor and the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Under the Advisory Agreement, the Advisor renders services to the Partnership, including but not limited to, the management and disposition of the Partnership's portfolio of mortgages. Such services are subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a sub-advisory agreement (the "Sub-Advisory Agreement"). The delegation of such services does not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., a wholly owned subsidiary of CRIIMI MAE.

     The Partnership's investment in mortgages consists of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration ("FHA") programs ("FHA-Insured Certificates"), mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") ("GNMA Mortgage-Backed Securities") and FHA-insured mortgage loans ("FHA-Insured Loans" and together with FHA-Insured Certificates and GNMA Mortgage-Backed Securities, referred to herein as "Insured Mortgages"). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans, insured in whole or in part by the federal government, are non-recourse first liens on multifamily residential developments or retirement homes. As discussed in Note 3, one of the FHA-Insured Certificates is secured by a coinsured mortgage.

2.    BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 2002 and December 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001.

     These unaudited  financial  statements  have been prepared  pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES

Fully Insured Mortgage Investments
----------------------------------

     Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Certificates and GNMA Mortgage-Backed Securities:

                                                              March 31, 2002          December 31, 2001
                                                              --------------          -----------------
Number of:
  GNMA Mortgage-Backed Securities (1)(2)                                 11                       13
  FHA-Insured Certificates                                                1                        1
  Amortized Cost                                               $ 30,731,482             $ 33,196,354
  Face Value                                                     30,594,243               33,067,185
  Fair Value                                                     30,194,213               32,300,617

(1) In January 2002, the mortgage on Orchard Creek Apartments was prepaid. The Partnership received net proceeds of approximately $1.3 million and recognized a gain of approximately $33,000 for the three months ended March 31, 2002. A distribution of approximately $0.14 per Unit related to the prepayment of this mortgage was declared in February 2002 and paid to Unitholders in May 2002.
(2) In February 2002, the mortgage on Westview Terrace Apartments was prepaid. The Partnership received net proceeds of approximately $1.2 million and recognized a gain of approximately $49,000 for the three months ended March 31, 2002. A distribution of approximately $0.12 per Unit related to the prepayment of this mortgage was declared in March 2002 and paid to Unitholders in May 2002.

     As of May 1, 2002, all fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities were current with respect to the payment of principal and interest.

Coinsured by affiliate
----------------------

     As of March 31, 2002 and December 31, 2001, the Partnership held an investment in one FHA-Insured Certificate secured by a coinsured mortgage, where the coinsurance lender is Integrated Funding Inc. ("IFI"), an affiliate of the Partnership.

     As of May 1, 2002, the IFI coinsured mortgage, as shown in the table below, was current with respect to the payment of principal and interest.

                                     March 31, 2002                                       December 31, 2001
                     ----------------------------------------------        ----------------------------------------------
                       Amortized          Face             Fair              Amortized          Face             Fair
                         Cost             Value            Value               Cost             Value            Value
                     ------------     ------------     ------------        ------------     ------------     ------------
Summerwind Apts.-
Phase II             $  7,730,772     $  9,033,354     $  8,346,020        $  7,747,039     $  9,057,300     $  8,473,167


4.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in its fully insured originated FHA-Insured Loan as of March 31, 2002 and December 31, 2001:

                                     March 31, 2002           December 31, 2001
                                     --------------           -----------------
Number of Mortgages                             1                         1
Amortized Cost                         $5,559,885                $5,573,879
Face Value                              5,559,885                 5,573,879
Fair Value                              5,378,123                 5,230,714


     As of May 1, 2002, the Partnership's FHA-Insured Loan was current with respect to the payment of principal and interest.


5.   INVESTMENT IN AFFILIATE

     In order to capitalize IFI with sufficient net worth under regulations of the United States Department of Housing and Urban Development ("HUD") in April 1994, the Partnership transferred a GNMA Mortgage-Backed Security in the amount of approximately $2.0 million (the "GNMA Security") to IFI. As of March 31, 2002 and December 31, 2001, this GNMA Security had a face value and a fair value of approximately $1.8 million. The Partnership's interest in this security is included on the balance sheet in Investment in affiliate. The Partnership, along with American Insured Mortgage Investors - Series 85, L.P. ("AIM 85") and American Insured Mortgage Investors L.P. - Series 86 ("AIM 86"), equally own AIM Mortgage, Inc. In turn, AIM Mortgage, Inc., owns all of the outstanding preferred and common stock of IFI.

     As part of the Partnership's transfer of the GNMA Security to IFI, the Partnership is reimbursed for expenses related to IFI, pursuant to an expense reimbursement agreement, as amended on January 1, 2001. The Partnership's expense reimbursement and the Partnership's equity interest in IFI's net income or loss substantially equals the mortgage interest on the GNMA Security transferred to IFI. The Partnership received expense reimbursements of approximately $33,036 and $33,367 for the three months ended March 31, 2002 and 2001, respectively, which are included in general and administrative expense on the accompanying statements of income and comprehensive income.

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 2002 and 2001 are as follows:

                                                     2002             2001
                                                     ----             ----

Quarter ended March 31,                            $  0.355(1)(2)   $  1.01(3)
                                                   --------         -------
                                                   $  0.355         $  1.01
                                                   ========         =======

(1) This amount includes approximately $0.14 per Unit representing net proceeds from the prepayment of the mortgage on Orchard Creek Apartments.
(2) This amount includes approximately $0.12 per Unit representing net proceeds from the prepayment of the mortgage on Westview Terrace Apartments.
(3) This amount includes approximately $0.90 per Unit of capital and gain from the disposition of the following mortgages: Silver Lake Apartments of $0.56 per Unit, Holton Manor of $0.10 per Unit and St. Charles Place - Phase II of $0.24 per Unit.


     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees and foreclosure costs incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------

                                                                  For the three months
                               Capacity in Which                     ended March 31,
Name of Recipient                 Served/Item                     2002            2001
-----------------          ----------------------------         ---------       ---------
CRIIMI, Inc.(1)            General Partner/Distribution         $ 161,002       $ 458,060

AIM Acquisition            Advisor/Asset Management Fee           124,320         149,961
  Partners, L.P. (2)

CRIIMI MAE Management,     Affiliate of General Partner/           13,061          11,513
  Inc.                       Expense Reimbursement

(1) The General Partner, pursuant to amendments to the Partnership Agreement, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $36,638 and $44,194 for the three months ended March 31, 2002 and 2001, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believes," "anticipates," "expects," "contemplates," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in prior and future filings by the Partnership with the Securities and Exchange Commission including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv) prepayment of mortgages and (v) defaulted mortgages. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


General
-------

     As of March 31, 2002, the Partnership had invested in 14 Insured Mortgages with an aggregate amortized cost of approximately $44.0 million, a face value of approximately $45.2 million and a fair value of approximately $43.9 million.

     As  of  May  1,   2002,   all  of  the   FHA-Insured   Certificates,   GNMA
Mortgage-Backed Securities and FHA-Insured Loans were current with respect to the payment of principal and interest.

Results of Operations
---------------------

     Net earnings decreased by approximately $1.1 million for the three months ended March 31, 2002, as compared to the corresponding period in 2001, primarily due to a decrease in gains on mortgage dispositions, mortgage investment income and interest and other income, as discussed below.

     Mortgage investment income decreased by approximately $176,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of six mortgage dispositions with an aggregate principal balance of approximately $8.5 million, representing an approximate 16% decrease in the aggregate principal balance of the total mortgage portfolio since February 2001, as compared to March 2002.

     Interest and other income decreased by approximately $101,000 for the three months ended March 31, 2002 as compared to the corresponding period in 2001, primarily due to the amounts and timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fee to related parties decreased by approximately $26,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001, due to the reduction in the mortgage base, as discussed previously.

     General and administrative expenses decreased by approximately $33,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001. This decrease is primarily due to a decrease in legal expenses related to the litigation of the mortgage on Water's Edge of New Jersey, which was settled in 2001.

     Gains on mortgage dispositions decreased by approximately $858,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001. During the first three months of 2002, the Partnership recognized gains of approximately $83,000 from the prepayment of the mortgages on Orchard Creek Apartments and Westview Terrace Apartments. During the first three months of 2001, the Partnership recognized gains of approximately $119,000 from the prepayment of the mortgages on Silver Lake Plaza Apartments and Holton Manor. In addition, for the first three months of 2001, the Partnership recognized a gain of approximately $822,000 on the disposition of the mortgage on St. Charles Place - Phase II, a delinquent mortgage coinsured by a third party, The Patrician Mortgage Company ("Patrician").

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments are the Partnership's principal sources of cash flows and were sufficient during the first three months of 2002 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal received from Insured Mortgages. Although the Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of insured mortgages and professional fees and foreclosure costs incurred in connection with those insured mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased by approximately $144,000 for the three months ended March 31, 2002, as compared to the corresponding period in 2001, primarily due to the decrease in mortgage base, as previously discussed.

     Net cash provided by investing activities decreased by approximately $6.0 million for the three months ended March 31, 2002, as compared to the corresponding period in 2001. This decrease is primarily due to the proceeds received from mortgage dispositions and from Patrician for the disposition of the delinquent mortgage on St. Charles Place - Phase II in 2001, as discussed above.

     Net cash used in financing activities decreased by approximately $2.0 million for the three months ended March 31, 2002, as compared to the corresponding period in 2001, due to a decrease in the amount of distributions paid to partners during the first three months of 2002 as compared to the same period in 2001.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market. The Partnership will experience fluctuations in the market value of its assets related to changes in the interest rates of U.S. Treasury bonds as well as increases in the spread between U.S. Treasury bonds and the Partnership's Insured Mortgages. As of March 31, 2002, the average U.S. Treasury rate used to price the Partnership's Insured Mortgages had increased by approximately 35 to 54 basis points compared to December 31, 2001.

     Management has determined that there has not been a material change as of March 31, 2002, in market risk from December 31, 2001 as reported in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II.  OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 10.20 Revised Amendment No. 4 to Reimbursement Agreement by Integrated Funding, Inc. and the AIM Funds, effective January 1, 2001 (filed herewith).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    AMERICAN INSURED MORTGAGE
                                                    INVESTORS L.P. - SERIES 88
                                                    (Registrant)

                                                    By:  CRIIMI, Inc.
                                                         General Partner


May 9, 2002                                         /s/ Cynthia O. Azzara
-------------                                       ---------------------------
Date                                                Cynthia O. Azzara
                                                    Senior Vice President,
                                                    Chief Financial Officer and
                                                    Treasurer