Form 10-Q
period 2002-06-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 2002-08-14
CIK 811437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                              June 30, 2002
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

                                 (301) 816-2300
--------------------------------------------------------------------------------




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2002, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2002

                                                                                                             PAGE
                                                                                                             ----
PART I.           Financial Information

Item 1.           Financial Statements

                    Balance Sheets - June 30, 2002 (unaudited) and December 31, 2001.................          3

                    Statements of Income and Comprehensive Income - for the three and six
                      months ended June 30, 2002 and 2001 (unaudited) ...............................          4

                    Statement of Changes in Partners' Equity - for the six months ended
                      June 30, 2002 (unaudited)......................................................          5

                    Statements of Cash Flows - for the six months ended June 30, 2002
                      and 2001 (unaudited)...........................................................          6

                    Notes to Financial Statements (unaudited)........................................          7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                    of Operations....................................................................         12

Item 3.           Qualitative and Quantitative Disclosures About Market Risk ........................         14

PART II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K...................................................         15

Signature         ...................................................................................         16

PART I.   FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                              June 30,        December 31,
                                                                2002              2001
                                                            ------------      ------------
                                                            (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                              $ 30,798,277      $ 32,300,617
    Originated insured mortgages                               8,341,731         8,473,167
                                                            ------------      ------------
                                                              39,140,008        40,773,784

Investment in FHA-Insured Loans, at amortized cost,
  net of unamortized discount and premium:
    Originated insured mortgages                               5,545,609         5,573,879


Cash and cash equivalents                                        813,448         5,626,184

Investment in affiliate                                        1,758,760         1,789,536

Receivables and other assets                                     347,974           365,767
                                                            ------------      ------------
      Total assets                                          $ 47,605,799      $ 54,129,150
                                                            ============      ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                       $    833,005      $  5,784,760

Accounts payable and accrued expenses                            101,260           129,533
                                                            ------------      ------------
      Total liabilities                                          934,265         5,914,293
                                                            ------------      ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    8,802,091 Units issued and outstanding                    52,934,711        55,338,877
  General partners' deficit                                   (6,410,569)       (6,286,695)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                                        (618,750)         (618,750)
  Accumulated other comprehensive income (loss)                  766,142          (218,575)
                                                            ------------      ------------
      Total partners' equity                                  46,671,534        48,214,857
                                                            ------------      ------------
      Total liabilities and partners' equity                $ 47,605,799      $ 54,129,150
                                                            ============      ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                            For the three months ended          For the six months ended
                                                                     June 30,                            June 30,
                                                              2002              2001              2002              2001
                                                          ------------      ------------      ------------      ------------
Income:
  Mortgage investment income                              $    900,161      $  1,066,426      $  1,819,965      $  2,162,647
  Interest and other income                                      4,171            40,450            15,625           153,291
                                                          ------------      ------------      ------------      ------------
                                                               904,332         1,106,876         1,835,590         2,315,938
                                                          ------------      ------------      ------------      ------------

Expenses:
  Asset management fee to related parties                      121,473           141,711           245,793           291,672
  General and administrative                                    41,229            39,638            81,601           112,612
                                                          ------------      ------------      ------------      ------------
                                                               162,702           181,349           327,394           404,284
                                                          ------------      ------------      ------------      ------------
Net earnings before gains on
  mortgage dispositions                                        741,630           925,527         1,508,196         1,911,654

Gains on mortgage dispositions                                       -                 -            82,518           940,833
Adjustment to provision for loss                                     -          (475,624)                -          (475,624)
                                                          ------------      ------------      ------------      ------------

Net earnings                                              $    741,630      $    449,903      $  1,590,714      $  2,376,863
                                                          ============      ============      ============      ============

Other comprehensive income(loss)-adjustment to unrealized
  gains (losses) on investments in insured mortgages           737,131          (706,661)          984,717          (606,777)
                                                          ------------      ------------      ------------      ------------
Comprehensive income (loss)                               $  1,478,761      $   (256,758)     $  2,575,431      $  1,770,086
                                                          ============      ============      ============      ============

Net earnings allocated to:
  Limited partners - 95.1%                                $    705,290      $    427,858      $  1,512,769      $  2,260,397
  General Partner -   4.9%                                      36,340            22,045            77,945           116,466
                                                          ------------      ------------      ------------      ------------
                                                          $    741,630      $    449,903      $  1,590,714      $  2,376,863
                                                          ============      ============      ============      ============

Net earnings per Unit of limited
  partnership interest - basic                            $       0.08      $       0.05      $       0.17      $       0.26
                                                          ============      ============      ============      ============


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                     For the six months ended June 30, 2002

                                   (Unaudited)

                                                                                       Repurchased     Accumulated
                                                                                         Limited          Other
                                                          General        Limited       Partnership    Comprehensive
                                                          Partner        Partners         Units       Income (Loss)       Total
                                                       ------------    ------------    ------------   --------------   ------------
Balance, December 31, 2001                             $ (6,286,695)   $ 55,338,877    $   (618,750)   $   (218,575)   $ 48,214,857

  Net Earnings                                               77,945       1,512,769               -               -       1,590,714

  Adjustment to unrealized gains (losses) on
     investments in insured mortgages                             -               -               -         984,717         984,717

  Distributions paid or accrued of $0.445 per Unit,
     including return of capital of $0.275 per Unit        (201,819)     (3,916,935)              -               -      (4,118,754)
                                                       ------------    ------------    ------------    ------------    ------------

Balance, June 30, 2002                                 $ (6,410,569)   $ 52,934,711    $   (618,750)   $    766,142    $ 46,671,534
                                                       ============    ============    ============    ============    ============

Limited Partnership Units outstanding - basic, as
  of June 30, 2002                                                        8,802,091
                                                                          =========


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM I.   FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                            For the six months ended
                                                                                                    June 30,
                                                                                            2002               2001
                                                                                        ------------       ------------
Cash flows from operating activities:
   Net earnings                                                                         $  1,590,714       $  2,376,863
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gains on mortgage dispositions                                                     (82,518)          (940,833)
      Adjustments to provision for loss                                                            -            475,624
      Changes in assets and liabilities:
         Decrease in accounts payable and accrued expenses                                   (28,273)          (294,400)
         Decrease in investment in affiliate, receivables and other assets                    48,569             68,726
                                                                                        ------------       ------------

            Net cash provided by operating activities                                      1,528,492          1,685,980
                                                                                        ------------       ------------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                     299,383            315,060
   Proceeds received from Patrician                                                                -          2,241,218
   Proceeds from mortgage dispositions                                                     2,429,898          6,234,315
                                                                                        ------------       ------------

            Net cash provided by investing activities                                      2,729,281          8,790,593
                                                                                        ------------       ------------

Cash flows used in financing activities:
   Distributions paid to partners                                                         (9,070,509)       (17,122,897)
                                                                                        ------------       ------------


Net decrease in cash and cash equivalents                                                 (4,812,736)        (6,646,324)

Cash and cash equivalents, beginning of period                                             5,626,184          7,605,734
                                                                                        ------------       ------------

Cash and cash equivalents, end of period                                                $    813,448       $    959,410
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

     CRIIMI, Inc. (the "General Partner"), a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"), holds a partnership interest of 4.9%. AIM Acquisition Partners, L.P. (the "Advisor") serves as the advisor to the Partnership pursuant to certain advisory agreements (collectively, the "Advisory Agreements") between the Advisor and the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, AIM Acquisition, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Under the Advisory Agreements, the Advisor renders services to the Partnership, including but not limited to, the management and disposition of the Partnership's portfolio of mortgages. Such services are subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership. The Advisor is permitted to delegate the performance of services pursuant to a submanagement agreement (the "Sub-Advisory Agreement"). The delegation of such services does not relieve the Advisor of its obligation to perform such services. CRIIMI MAE Services Limited Partnership ("CMSLP"), an affiliate of CRIIMI MAE, manages the Partnership's portfolio, pursuant to the Sub-Advisory Agreement. The general partner of CMSLP is CMSLP Management Company, Inc., a wholly owned subsidiary of CRIIMI MAE.

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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 2002 and December 31, 2001, the results of its operations for the three and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001.

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


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES

Fully Insured Mortgage Investments
----------------------------------

     Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Certificates and GNMA Mortgage-Backed Securities:

                                                              June 30, 2002           December 31, 2001
                                                              -------------           -----------------
Number of:
  GNMA Mortgage-Backed Securities (1)(2)                                 11                       13
  FHA-Insured Certificates                                                1                        1
  Amortized Cost                                               $ 30,610,799             $ 33,196,354
  Face Value                                                     30,475,313               33,067,185
  Fair Value                                                     30,798,277               32,300,617

(1) In January 2002, the mortgage on Orchard Creek Apartments was prepaid. The Partnership received net proceeds of approximately $1.3 million and recognized a gain of approximately $33,000 for the six months ended June 30, 2002. A distribution of approximately $0.14 per Unit related to the prepayment of this mortgage was declared in February 2002 and paid to Unitholders in May 2002.

(2) In February 2002, the mortgage on Westview Terrace Apartments was prepaid. The Partnership received net proceeds of approximately $1.2 million and recognized a gain of approximately $49,000 for the six months ended June 30, 2002. A distribution of approximately $0.12 per Unit related to the prepayment of this mortgage was declared in March 2002 and paid to Unitholders in May 2002.

     As of August 1, 2002, all fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities were current with respect to the payment of principal and interest.

Coinsured by Affiliate
----------------------

     As of June 30, 2002 and December 31, 2001, the Partnership held an investment in one FHA-Insured Certificate secured by a coinsured mortgage, Summerwind Apartments-Phase II, in which the coinsurance lender is Integrated Funding Inc. ("IFI"), an affiliate of the Partnership.

                                    June 30, 2002           December 31, 2001
                                    -------------           -----------------

Number of Mortgages                           1                         1
Amortized Cost                       $7,714,099                $7,747,039
Face Value                            9,008,890                 9,057,300
Fair Value                            8,341,731                 8,473,167

     As of August 1, 2002, the IFI coinsured mortgage was current with respect to the payment of principal and interest.


4.   INVESTMENT IN FHA-INSURED LOANS

     Listed below is the Partnership's aggregate investment in its fully insured originated FHA-Insured Loan as of June 30, 2002 and December 31, 2001:

                                    June 30, 2002           December 31, 2001
                                    -------------           -----------------

Number of Mortgages                           1                         1
Amortized Cost                       $5,545,609                $5,573,879
Face Value                            5,545,609                 5,573,879
Fair Value                            5,550,843                 5,230,714


     As of August 1, 2002, the Partnership's FHA-Insured Loan was current with respect to the payment of principal and interest.


5.   INVESTMENT IN AFFILIATE

     In order to capitalize IFI with sufficient net worth under regulations of the United States Department of Housing and Urban Development ("HUD"), in April 1994, the Partnership transferred a GNMA Mortgage-Backed Security in the face amount of approximately $2.0 million (the "GNMA Security") to IFI. As of June 30, 2002 and December 31, 2001, this GNMA Security had a face value and a fair value of approximately $1.8 million. The Partnership's interest in this security is included on the balance sheet in Investment in affiliate. The Partnership, along with two affiliates, American Insured Mortgage Investors - Series 85, L.P. ("AIM 85") and American Insured Mortgage Investors L.P. - Series 86 ("AIM 86"), equally own AIM Mortgage, Inc. In turn, AIM Mortgage, Inc., owns all of the outstanding preferred and common stock of IFI.

     As part of the Partnership's transfer of the GNMA Security to IFI, the Partnership is reimbursed for expenses related to IFI, pursuant to an expense reimbursement agreement, as amended on January 1, 2001. The Partnership's expense reimbursement and the Partnership's equity interest in IFI's net income or loss substantially equals the mortgage interest on the GNMA Security transferred to IFI. The Partnership received expense reimbursements of approximately $33,036 and $66,072 for the three and six months ended June 30, 2002, respectively, and $33,368 and $66,735 for the three and six months ended June 30, 2001, respectively, which are included in general and administrative expense on the accompanying statements of income and comprehensive income.

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 2002 and 2001 are as follows:

                                                      2002             2001
                                                    --------         --------

Quarter ended March 31,                             $  0.355(1)(2)   $  1.010(3)
Quarter ended June 30,                                 0.090            0.105
                                                    --------         --------
                                                    $  0.445         $  1.115
                                                    ========         ========

(1) This amount includes approximately $0.14 per Unit representing net proceeds from the prepayment of the mortgage on Orchard Creek Apartments.
(2) This amount includes approximately $0.12 per Unit representing net proceeds from the prepayment of the mortgage on Westview Terrace Apartments.
(3) This amount includes approximately $0.90 per Unit of net proceeds from the disposition of the following mortgages: Silver Lake Apartments of $0.56 per Unit, Holton Manor of $0.10 per Unit and St. Charles Place - Phase II of $0.24 per Unit.


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

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have earned or received compensation for services or received distributions from, the Partnership during the three and six months ended June 30, 2002 and 2001 as follows:


                                                                      For the three months           For the six months
                                Capacity in Which                        ended June 30,                ended June 30,
Name of Recipient                  Served/Item                         2002          2001            2002          2001
-----------------           -------------------------------         ----------    ----------      ----------    ----------
CRIIMI, Inc.(1)             General Partner/Distribution            $   40,817    $   47,620      $  201,819    $  505,681

AIM Acquisition             Advisor/Asset Management Fee               121,473       141,711         245,793       291,672
   Partners, L.P. (2)

CRIIMI MAE Management,      Affiliate of General Partner/               14,683        14,091          27,744        25,604
   Inc.                       Expense Reimbursement


(1) The General Partner, pursuant to amendments to the Partnership Agreement, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash flow from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $35,799 and $72,437 for the three and six months ended June 30, 2002, respectively, and $41,763 and $85,947 for the three and six months ended June 30, 2001, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

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


General
-------

     As of June 30, 2002, the Partnership had invested in 14 Insured Mortgages with an aggregate amortized cost of approximately $43.9 million, a face value of approximately $45.0 million and a fair value of approximately $44.7 million.

     As  of  August  1,  2002,  all  of  the  FHA-Insured   Certificates,   GNMA
Mortgage-Backed Securities and FHA-Insured Loans were current with respect to the payment of principal and interest.

Results of Operations
---------------------

     Net earnings increased by approximately $292,000 for the three months ended June 30, 2002 and decreased by approximately $786,000 for the six months ended June 30, 2002, as compared to the corresponding periods in 2001. The increase for the three month period is primarily due to the absence of an adjustment to provision for loss that was recognized in 2001, partially offset by lower mortgage investment income. The decrease for the six month period is primarily due to a decrease in gains on mortgage dispositions, mortgage investment income and interest and other income, partially offset by the absence of an adjustment to provision for loss that was recognized in 2001, as discussed below.

     Mortgage investment income decreased by approximately $166,000 and $343,000 for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of six mortgage dispositions with an aggregate principal balance of approximately $8.5 million, representing an approximate 16% decrease in the aggregate principal balance of the total mortgage portfolio since February 2001, as compared to June 2002.

     Interest and other income decreased by approximately $36,000 and $138,000 for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to the amounts and timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fee to related parties decreased by approximately $20,000 and $46,000 for the three and six months ended June 30, 2002, respectively, as compared to the corresponding periods in 2001, due to the reduction in the mortgage base, as discussed previously.

     General and administrative expenses increased by approximately $1,600 for the three months ended June 30, 2002 and decreased by approximately $31,000 for the six months ended June 30, 2002, as compared to the corresponding periods in 2001. The decrease for the six month period is primarily due to a decrease in legal expenses related to the litigation of the mortgage on Water's Edge of New Jersey, which was settled in 2001.

     Gains on mortgage dispositions decreased by approximately $858,000 for the six months ended June 30, 2002, as compared to the corresponding period in 2001. During the first six months of 2002, the Partnership recognized aggregate gains of approximately $83,000 from the prepayment of the mortgages on Orchard Creek Apartments and Westview Terrace Apartments. During the first six months of 2001, the Partnership recognized aggregate gains of approximately $119,000 from the prepayment of the mortgages on Silver Lake Plaza Apartments and Holton Manor. In addition, during the first six months of 2001, the Partnership recognized a gain of approximately $822,000 on the disposition of the mortgage on St. Charles Place - Phase II, a delinquent mortgage coinsured by a third party, The Patrician Mortgage Company ("Patrician").

     During the six months ended June 30, 2001, there was an adjustment to provision for loss of approximately $476,000 due to litigation, which was settled in 2001, related to the disposition of the mortgage on Water's Edge of New Jersey.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments are the Partnership's principal sources of cash flows and were sufficient during the first six months of 2002 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal received from Insured Mortgages. Although the Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of insured mortgages and professional fees and foreclosure costs incurred in connection with those insured mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash  provided  by  operating  activities  decreased  by  approximately
$157,000 for the six months ended June 30, 2002, as compared to the corresponding period in 2001, primarily due to the decrease in mortgage base, as previously discussed.

     Net cash provided by investing activities decreased by approximately $6.1 million for the six months ended June 30, 2002, as compared to the corresponding period in 2001. This decrease is primarily due to a reduction in proceeds received from mortgage dispositions. In addition, the Partnership received approximately $2.2 million from Patrician for the disposition of the delinquent mortgage on St. Charles Place - Phase II in 2001.

     Net cash used in financing activities decreased by approximately $8.1 million for the six months ended June 30, 2002, as compared to the corresponding period in 2001, due to a decrease in the amount of distributions paid to partners during the first six months of 2002 as compared to the same period in 2001.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market. The Partnership will experience fluctuations in the market value of its assets related to (i) changes in the interest rates of U.S. Treasury securities, (ii) changes in the spread between the interest rates on U.S. Treasury securities and the interest rates on the Partnership's Insured Mortgages, and (iii) changes in the weighted average life of the Insured Mortgages, determined by reviewing the attributes of the Insured Mortgages in relation to the current market interest rates. The weighted average life of the Insured Mortgages decreased as of June 30, 2002 compared to December 31, 2001, due to the lower market interest rates and other attributes of the Partnership's Insured Mortgages.

     The General Partner has determined that there has not been a material change as of June 30, 2002, in market risk from December 31, 2001 as reported in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II.      OTHER INFORMATION
ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits

   Exhibit No.                                  Purpose
   -----------                                  -------

      99.1 Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

   Date
   ----

May 10, 2002                    To report the General Partner's decision to
                                dismiss the Partnership's independent auditors,
                                Arthur Andersen LLP.

June 7, 2002                    To report: (1) the General Partner's selection
                                of Ernst & Young LLP as the independent auditors for the Partnership's consolidated financial statements for the year ending on December 31, 2002, and (2) the resignation of Alan M. Jacobs from the Board of Directors of the General
                                Partner.

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


August 14, 2002                                      /s/ Cynthia O. Azzara
---------------                                      ---------------------------
Date                                                 Cynthia O. Azzara
                                                     Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer