Form 10-Q
period 2002-09-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 2002-11-13
CIK 811437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                         September 30, 2002
                                                              ------------------

Commission file number                                             1-12724
                                                                   -------



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

                                 (301) 816-2300
                                 --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of September 30, 2002, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                                                                                             PAGE
                                                                                                             ----
PART I.           Financial Information

Item 1.           Financial Statements

                    Balance Sheets - September 30, 2002 (unaudited) and December 31, 2001............          3

                    Statements of Income and Comprehensive Income - for the three and nine
                      months ended September 30, 2002 and 2001 (unaudited) ..........................          4

                    Statement of Changes in Partners' Equity - for the nine months ended
                      September 30, 2002 (unaudited).................................................          5

                    Statements of Cash Flows - for the nine months ended September 30, 2002
                      and 2001 (unaudited)...........................................................          6

                    Notes to Financial Statements (unaudited)........................................          7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                    of Operations....................................................................         12

Item 3.           Qualitative and Quantitative Disclosures About Market Risk ........................         14

Item 4.           Controls and Procedures............................................................         14

PART II.          Other Information

Item 5.           Other Information..................................................................         15

Item 6.           Exhibits and Reports on Form 8-K...................................................         15

Signature         ...................................................................................         16

Certifications    ...................................................................................         17

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                            September 30,     December 31,
                                                                2002              2001
                                                            ------------      ------------
                                                            (Unaudited)
                        ASSETS
Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                              $ 26,332,173      $ 32,300,617
    Originated insured mortgage                                8,318,766         8,473,167
                                                            ------------      ------------
                                                              34,650,939        40,773,784

Investment in FHA-Insured Loan, at amortized cost,
  net of unamortized discount and premium:
    Originated insured mortgage                                5,531,045         5,573,879


Cash and cash equivalents                                      6,093,969         5,626,184

Investment in affiliate                                        1,758,760         1,789,536

Receivables and other assets                                     320,166           365,767
                                                            ------------      ------------
      Total assets                                          $ 48,354,879      $ 54,129,150
                                                            ============      ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                        $ 6,062,429      $  5,784,760

Accounts payable and accrued expenses                             58,347           129,533
                                                            ------------      ------------
      Total liabilities                                        6,120,776         5,914,293
                                                            ------------      ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    8,802,091 Units issued and outstanding                    47,927,083        55,338,877
  General partner's deficit                                   (6,668,586)       (6,286,695)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                                        (618,750)         (618,750)
  Accumulated other comprehensive income (loss)                1,594,356          (218,575)
                                                            ------------      ------------
      Total partners' equity                                  42,234,103        48,214,857
                                                            ------------      ------------
      Total liabilities and partners' equity                $ 48,354,879      $ 54,129,150
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

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS



              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                                For the three months ended      For the nine months ended
                                                                       September 30,                   September 30,
                                                                   2002            2001            2002            2001
                                                               ------------    ------------    ------------    ------------
Income:
  Mortgage investment income                                   $    881,935    $  1,053,577    $  2,701,900    $  3,216,224
  Interest and other income                                           7,113          11,592          22,738         164,883
                                                               ------------    ------------    ------------    ------------
                                                                    889,048       1,065,169       2,724,638       3,381,107
                                                               ------------    ------------    ------------    ------------

Expenses:
  Asset management fee to related parties                           121,473         140,415         367,266         432,087
  General and administrative                                         11,613          31,291          93,214         143,903
                                                               ------------    ------------    ------------    ------------
                                                                    133,086         171,706         460,480         575,990
                                                               ------------    ------------    ------------    ------------
Net earnings before gains on
  mortgage dispositions                                             755,962         893,463       2,264,158       2,805,117

Gains on mortgage dispositions                                       40,824          42,064         123,342         982,897
Adjustment to provision for loss                                          -         167,440               -        (308,184)
                                                               ------------    ------------    ------------    ------------

Net earnings                                                   $    796,786    $  1,102,967    $  2,387,500    $  3,479,830
                                                               ============    ============    ============    ============

Other comprehensive income - adjustment to unrealized
  gains and losses on investments in insured mortgages              828,214       1,446,511       1,812,931         839,734
                                                               ------------    ------------    ------------    ------------
Comprehensive income                                           $  1,625,000    $  2,549,478    $  4,200,431    $  4,319,564
                                                               ============    ============    ============    ============

Net earnings allocated to:
  Limited partners - 95.1%                                     $    757,743    $  1,048,922    $  2,270,513    $  3,309,318
  General Partner -   4.9%                                           39,043          54,045         116,987         170,512
                                                               ------------    ------------    ------------    ------------
                                                               $    796,786    $  1,102,967    $  2,387,500    $  3,479,830
                                                               ============    ============    ============    ============

Net earnings per Unit of limited
  partnership interest - basic                                 $       0.09    $       0.12    $       0.26    $       0.38
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

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                  For the nine months ended September 30, 2002

                                   (Unaudited)

                                                                                     Repurchased      Accumulated
                                                                                       Limited           Other
                                                     General          Limited        Partnership     Comprehensive
                                                     Partner          Partners          Units        Income (Loss)        Total
                                                  -------------    -------------    -------------    -------------    -------------
Balance, December 31, 2001                        $  (6,286,695)   $  55,338,877    $    (618,750)   $    (218,575)   $  48,214,857

  Net Earnings                                          116,987        2,270,513                -                -        2,387,500

  Adjustment to unrealized gains and losses
     on investments in insured mortgages                      -                -                -        1,812,931        1,812,931

  Distributions paid or accrued of $1.10 per Unit,
     including return of capital of $0.84 per Unit     (498,878)      (9,682,307)               -                -      (10,181,185)
                                                  -------------    -------------    -------------    -------------    -------------

Balance, September 30, 2002                       $  (6,668,586)   $  47,927,083    $    (618,750)   $   1,594,356    $  42,234,103
                                                  =============    =============    =============    =============    =============

Limited Partnership Units outstanding - basic, as
of September 30, 2002                                                  8,802,091
                                                                       =========

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                  For the nine months ended
                                                                                                         September 30,
                                                                                                    2002              2001
                                                                                                ------------      ------------
Cash flows from operating activities:
   Net earnings                                                                                 $  2,387,500      $  3,479,830
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gains on mortgage dispositions                                                            (123,342)         (982,897)
      Adjustments to provision for loss                                                                    -           308,184
      Changes in assets and liabilities:
         Decrease in accounts payable and accrued expenses                                           (71,186)         (222,546)
         Decrease (increase) in investment in affiliate, receivables and other assets                 76,377          (132,881)
                                                                                                ------------      ------------

            Net cash provided by operating activities                                              2,269,349         2,449,690
                                                                                                ------------      ------------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                             443,497           475,511
   Proceeds from mortgage dispositions                                                             7,658,455        10,294,244
                                                                                                ------------      ------------

            Net cash provided by investing activities                                              8,101,952        10,769,755
                                                                                                ------------      ------------

Cash flows used in financing activities:
   Distributions paid to partners                                                                 (9,903,516)      (18,094,747)
                                                                                                ------------      ------------


Net increase (decrease) in cash and cash equivalents                                                 467,785        (4,875,302)

Cash and cash equivalents, beginning of period                                                     5,626,184         7,605,734
                                                                                                ------------      ------------

Cash and cash equivalents, end of period                                                        $  6,093,969      $  2,730,432
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

     CRIIMI, Inc. (the "General Partner"), a wholly owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"), holds a partnership interest of 4.9%. AIM Acquisition Partners, L.P. (the "Advisor") serves as the advisor to the Partnership pursuant to certain advisory agreements (collectively, the "Advisory Agreements") between the Advisor and the Partnership. The general partner of the Advisor is AIM Acquisition Corporation and the limited partners include, but are not limited to, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., an affiliate of CRIIMI MAE. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

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

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 2002 and December 31, 2001, the results of its operations for the three and nine months ended September 30, 2002 and 2001, and its cash flows for the nine months ended September 30, 2002 and 2001.

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


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES

     Fully Insured Mortgage Investments
     ----------------------------------

          Listed  below  is the  Partnership's  aggregate  investment  in  fully
     insured  acquired   FHA-Insured   Certificates  and  GNMA   Mortgage-Backed
     Securities:

                                                         September 30, 2002        December 31, 2001
                                                         ------------------        -----------------
Number of:
  GNMA Mortgage-Backed Securities (1)(2)(3)                              10                       13
  FHA-Insured Certificates                                                1                        1
  Amortized Cost                                               $ 25,310,608             $ 33,196,354
  Face Value                                                     25,223,571               33,067,185
  Fair Value                                                     26,332,173               32,300,617

(1) In January 2002, the mortgage on Orchard Creek Apartments was prepaid. The Partnership received net proceeds of approximately $1.3 million and recognized a gain of approximately $33,000 for the nine months ended September 30, 2002. A distribution of approximately $0.14 per Unit related to the prepayment of this mortgage was declared in February 2002 and paid to Unitholders in May 2002.
(2) In February 2002, the mortgage on Westview Terrace Apartments was prepaid. The Partnership received net proceeds of approximately $1.2 million and recognized a gain of approximately $49,000 for the nine months ended September 30, 2002. A distribution of approximately $0.12 per Unit related to the prepayment of this mortgage was declared in March 2002 and paid to Unitholders in May 2002.
(3) In September 2002, the mortgage on Stoney Creek was prepaid. The Partnership received net proceeds of approximately $5.2 million and recognized a gain of approximately $41,000 for the three and nine months ended September 30, 2002. A distribution of approximately $0.565 per Unit related to the prepayment of this mortgage was declared in September 2002 and paid to Unitholders in November 2002.

          As of November 1, 2002, all fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities were current with respect to the payment of principal and interest.

     Coinsured by Affiliate
     ----------------------

          As of September 30, 2002 and December 31, 2001, the Partnership held an investment in one FHA-Insured Certificate secured by a coinsured mortgage, Summerwind Apartments-Phase II, in which the coinsurance lender is Integrated Funding Inc. ("IFI"), an affiliate of the Partnership.

                                                         September 30, 2002        December 31, 2001
                                                         ------------------        -----------------

Number of Mortgages                                                      1                         1
Amortized Cost                                                 $ 7,697,007               $ 7,747,039
Face Value                                                       8,983,896                 9,057,300
Fair Value                                                       8,318,766                 8,473,167

          As of November 1, 2002, the IFI coinsured mortgage was current with respect to the payment of principal and interest.


4.   INVESTMENT IN FHA-INSURED LOAN

     Listed below is the Partnership's aggregate investment in its fully insured originated FHA-Insured Loan as of September 30, 2002 and December 31, 2001:

                                                        September 30, 2002         December 31, 2001
                                                        ------------------         -----------------
Number of Mortgages                                                      1                         1
Amortized Cost                                                  $5,531,045                $5,573,879
Face Value                                                       5,531,045                 5,573,879
Fair Value                                                       5,536,375                 5,230,714

     As of November 1, 2002, the Partnership's FHA-Insured Loan was current with respect to the payment of principal and interest.


5.   INVESTMENT IN AFFILIATE

     In order to capitalize IFI with sufficient net worth under regulations of the United States Department of Housing and Urban Development ("HUD"), in April 1994, the Partnership transferred a GNMA Mortgage-Backed Security in the face amount of approximately $2.0 million (the "GNMA Security") to IFI. As of September 30, 2002, this GNMA Security had a face value of approximately $1.8 million and a fair value of approximately $1.9 million and as of December 31, 2001, this GNMA Security had a face value and a fair value of approximately $1.8 million. The Partnership's interest in this security is included on the balance sheet in Investment in affiliate. The Partnership, along with two affiliates, American Insured Mortgage Investors - Series 85, L.P. ("AIM 85") and American Insured Mortgage Investors L.P. - Series 86 ("AIM 86"), equally own AIM Mortgage, Inc. In turn, AIM Mortgage, Inc., owns all of the outstanding preferred and common stock of IFI.

     As part of the Partnership's transfer of the GNMA Security to IFI, the Partnership is reimbursed for expenses related to IFI, pursuant to an expense reimbursement agreement, as amended on January 1, 2001. The Partnership's expense reimbursement and the Partnership's equity interest in IFI's net income or loss substantially equals the mortgage interest on the GNMA Security transferred to IFI. The Partnership received expense reimbursements of approximately $33,000 and $99,000 for the three and nine months ended September 30, 2002, respectively, and approximately $33,000 and $100,000 for the three and nine months ended September 30, 2001, respectively, which are netted against general and administrative expenses on the accompanying statements of income and comprehensive income.

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 2002 and 2001 are as follows:

                                                  2002             2001
                                                --------         --------

Quarter ended March 31                          $  0.355(1)      $  1.010(3)
Quarter ended June 30                              0.090            0.105
Quarter ended September 30                         0.655(2)         0.305(4)
                                                --------         --------
                                                $  1.100         $  1.420
                                                ========         ========

(1) This amount includes approximately $0.26 per Unit representing net proceeds from the prepayment of the following mortgages: Orchard Creek Apartments of $0.14 and Westview Terrace Apartments of $0.12.
(2) This amount includes approximately $0.565 per Unit representing net proceeds from the prepayment of the mortgage on Stoney Creek.
(3) This amount includes approximately $0.90 per Unit of net proceeds from the disposition of the following mortgages: Silver Lake Apartments of $0.56 per Unit, Holton Manor of $0.10 per Unit and St. Charles Place - Phase II of $0.24 per Unit.
(4) This amount includes approximately $0.20 per Unit return of capital and gain from the disposition of the following mortgages: Water's Edge of New Jersey of $0.09 and Lorenzo Carolina Apartments of $0.11.


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

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner and certain affiliated entities have earned or received compensation for services or received distributions from the Partnership during the three and nine months ended September 30, 2002 and 2001 as follows:

                        COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                        -----------------------------------------------

                                                              For the three months           For the nine months
                            Capacity in Which                  ended September 30,            ended September 30,
Name of Recipient              Served/Item                     2002          2001             2002          2001
-----------------        -------------------------          ----------    ----------       ----------    ----------
CRIIMI, Inc.(1)          General Partner/Distribution       $  297,059    $  138,325       $  498,878    $  644,006

AIM Acquisition          Advisor/Asset Management Fee          121,473       140,415          367,266       432,087
   Partners, L.P. (2)

CRIIMI MAE Management,   Affiliate of General Partner/           7,351        12,329           35,095        37,933
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

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $35,799 and $108,236 for the three and nine months ended September 30, 2002, respectively, and $41,381 and $127,338 for the three and nine months ended September 30, 2001, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

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

General
-------

     As of September 30, 2002, the Partnership had invested in 12 fully Insured Mortgages and one co-insured mortgage with an aggregate amortized cost of approximately $38.5 million, a face value of approximately $39.7 million and a fair value of approximately $40.2 million.

     As of November 1, 2002, all of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans were current with respect to the payment of principal and interest.

Results of Operations
---------------------

     Net earnings decreased by approximately $306,000 and $1.1 million for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to a decrease in gains on mortgage dispositions, mortgage investment income and interest and other income, as discussed below. The decreases were also impacted by an adjustment to provision for loss that was recognized in 2001.

     Mortgage investment income decreased by approximately $172,000 and $514,000 for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of five mortgage dispositions with an aggregate principal balance of approximately $7.5 million, representing an approximate 14% decrease in the aggregate principal balance of the total mortgage portfolio since July 2001, as compared to September 2002.

     Interest and other income decreased by approximately $4,000 and $142,000 for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to the amounts and timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fee to related parties decreased by approximately $19,000 and $65,000 for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001, due to the reduction in the mortgage base, as discussed previously.

     General and administrative expenses decreased by approximately $20,000 and $51,000 for the three and nine months ended September 30, 2002, respectively, as compared to the corresponding periods in 2001, primarily due to a decrease in legal expenses related to the litigation of the mortgage on Water's Edge of New Jersey, which was settled in 2001.

     Gains on mortgage dispositions decreased by approximately $1,000 and $860,000 for the three and nine months ended September 30, 2002, as compared to the corresponding period in 2001. During the first nine months of 2002, the Partnership recognized aggregate gains of approximately $123,000 from the prepayment of the mortgages on Orchard Creek Apartments, Westview Terrace Apartments and Stoney Creek. During the first nine months of 2001, the Partnership recognized aggregate gains of approximately $161,000 from the prepayment of the mortgages on Silver Lake Plaza Apartments, Holton Manor and Lorenzo Carolina Apartments. In addition, during the first nine months of 2001, the Partnership recognized a gain of approximately $822,000 on the disposition of the mortgage on St. Charles Place - Phase II, a delinquent mortgage coinsured by a third party.

     During the first nine months of 2001, the Partnership recognized a loss of approximately $308,000 on the disposition of the mortgage on Water's Edge of New Jersey. The loss decreased by approximately $167,000 from the second quarter 2001 due to the final settlement reached in the third quarter of 2001. During the three and nine months ended September 30, 2002, the Partnership recognized no losses.


Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments are the Partnership's principal sources of cash flows and were sufficient during the nine months ended September 30, 2002 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal received from Insured Mortgages. Although the Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of insured mortgages and professional fees and foreclosure costs incurred in connection with those insured mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     Net cash provided by operating activities decreased by approximately $180,000 for the nine months ended September 30, 2002, as compared to the corresponding period in 2001, primarily due to the decrease in mortgage investment income and interest and other income, as previously discussed. The 2001 cash flows from operations were reduced by the payment of legal expenses related to the Water's Edge of New Jersey litigation in the third quarter 2001 and an increase in receivables and other assets primarily due to the timing of the receipt of proceeds due from a delinquent mortgage in 2001.

     Net cash provided by investing activities decreased by approximately $2.7 million for the nine months ended September 30, 2002, as compared to the corresponding period in 2001, primarily due to a decrease in proceeds from mortgage dispositions.

     Net cash used in  financing  activities  decreased  by  approximately  $8.2 million for the nine months ended September 30, 2002, as compared to the corresponding period in 2001, due to a decrease in the amount of distributions paid to partners during the first nine months of 2002 as compared to the same period in 2001.


ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market. The Partnership will experience fluctuations in the market value of its assets related to (i) changes in the interest rates of U.S. Treasury securities, (ii) changes in the spread between the interest rates on U.S. Treasury securities and the interest rates on the Partnership's Insured Mortgages, and (iii) changes in the weighted average life of the Insured Mortgages, determined by reviewing the attributes of the Insured Mortgages in relation to the current market interest rates. The weighted average life of the Insured Mortgages decreased as of September 30, 2002 compared to December 31, 2001, due to the lower market interest rates, which may imply faster prepayment rates, and other attributes of the Partnership's Insured Mortgages.

     The General Partner has determined that there has not been a material change as of September 30, 2002, in market risk from December 31, 2001 as reported in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.


ITEM 4.   CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing this Quarterly Report on form 10-Q, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner's management, including the Chairman of the Board (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on that evaluation, the General Partner's CEO and CFO concluded that its disclosure controls and procedures are effective and timely in alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings. There were no significant changes in the General Partner's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.   OTHER INFORMATION
ITEM 5.    OTHER INFORMATION

     Section 10(A)(i)(2) of the Securities Exchange Act of 1934, as amended, requires issuers to disclose the approval by an audit committee of the issuer of a non-audit service to be performed by the auditor of the issuer. On August 14, 2002, the Audit Committee of the Board of Directors of the General Partner's parent, CRIIMI MAE Inc., subject to any rules that may be adopted by the Public Accounting Oversight Board, approved the engagement of Ernst & Young LLP, the Partnership's auditor, to provide tax services to the Partnership during the fiscal year ending December 31, 2002.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         Exhibit No.                                   Purpose
         -----------                                   -------

             99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

             99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                     AMERICAN INSURED MORTGAGE
                                     INVESTORS L.P. - SERIES 88
                                     (Registrant)

                                     By: CRIIMI, Inc.
                                         General Partner


November 13, 2002                    /s/ Cynthia O. Azzara
-----------------                    -------------------------------------------
Date                                 Cynthia O. Azzara
                                     Senior Vice President, Principal Accounting
                                     Officer and Chief Financial Officer

                                 CERTIFICATION

I, William B. Dockser, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Insured Mortgage Investors L.P.-Series 88;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       AMERICAN INSURED MORTGAGE
                                       INVESTORS L.P. - SERIES 88
                                       (Registrant)
                                       By: CRIIMI, Inc.
                                           General Partner


Date: November 13, 2002                /s/ William B. Dockser
-----------------------                -----------------------------------------
                                       William B. Dockser
                                       Chairman of the Board and Chief Executive
                                         Officer

                                 CERTIFICATION

    I, Cynthia O. Azzara, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Insured Mortgage Investors L.P.- Series 88;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     AMERICAN INSURED MORTGAGE
                                     INVESTORS L.P. - SERIES 88
                                     (Registrant)
                                     By: CRIIMI, Inc.
                                         General Partner


Date: November 13, 2002              /s/ Cynthia O. Azzara
-----------------------              -------------------------------------------
                                     Cynthia O. Azzara
                                     Senior Vice President, Principal Accounting
                                       Officer and Chief Financial Officer