Form 10-K
period 2002-12-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 2003-03-24
CIK 811437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                       ----------------------------------

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       -----------------------------------


For the fiscal year ended December 31, 2002       Commission file number 1-12724

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                               13-3398206
 ------------------------------                              -------------------
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

        ----------------------------------------------------------------


           Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange on
    Title of each class                                     which registered
---------------------------                            -------------------------
Depositary Units of Limited                             American Stock Exchange
     Partnership Interest

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
        ----------------------------------------------------------------


     Indicated by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

     As of December 31, 2002, 8,802,091 depositary units of limited partnership interest were outstanding. The aggregate market value of such units held by non-affiliates of the Registrant based on the last reported sale price on June 28, 2002 was $43,126,600.

                       Documents incorporated by Reference

                                      None

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                         2002 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                                                                                       Page
                                                                                                       ----
Item 1.           Business.......................................................................        3
Item 2.           Properties.....................................................................        5
Item 3.           Legal Proceedings..............................................................        5
Item 4.           Submission of Matters to a Vote of Security Holders............................        5


                                     PART II

Item 5.           Market for Registrant's Securities and Related Security Holder Matters.........        6
Item 6.           Selected Financial Data........................................................        7
Item 7.           Management's Discussion and Analysis of Financial Condition and Results
                     of Operations...............................................................        8
Item 7A.          Qualitative and Quantitative Disclosures About Market Risk.....................       14
Item 8.           Financial Statements and Supplementary Data....................................       14
Item 9.           Changes in and Disagreements with Accountants on Accounting and
                     Financial Disclosure........................................................       14


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.............................       16
Item 11.          Executive Compensation.........................................................       18
Item 12.          Security Ownership of Certain Beneficial Owners, Management and Related
                    Unitholder Matters...........................................................       18
Item 13.          Certain Relationships and Related Transactions.................................       18
Item 14.          Controls and Procedures........................................................       19

                                     PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K................       20

Signatures        ...............................................................................       23

Certifications    ...............................................................................       24

                                     PART II
ITEM 1.   BUSINESS

FORWARD-LOOKING STATEMENTS. When used in this Annual Report on Form 10-K, the words "believe," "anticipate," "expect," "contemplate," "may," "will," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Annual Report on Form 10-K pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Annual Report on Form 10-K, including, without limitation, statements made under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in prior and future filings by the Partnership (defined below) with the Securities and Exchange Commission ("SEC") including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv)
prepayment of mortgages, (v) defaulted mortgages, (vi) errors in servicing defaulted mortgages and (vii) sales of mortgage investments below fair market value. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Development and Description of Business
---------------------------------------

     American Insured Mortgage Investors L.P. - Series 88 (the "Partnership") was formed pursuant to a limited partnership agreement ("Partnership Agreement") under the Uniform Limited Partnership Act of the State of Delaware on February 13, 1987. During the period from October 2, 1987 (the initial closing date of the Partnership's public offering) through March 10, 1989 (the termination date of the offering), the Partnership, pursuant to its public offering of Units, raised a total of $177,039,320 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 units of limited partnership interest in exchange therefor.

     CRIIMI, Inc., a wholly-owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"), acts as the General Partner (the "General Partner") for the Partnership and holds a partnership interest of 4.9%. The General Partner provides management and administrative services on behalf of the Partnership. AIM Acquisition Partners L.P. serves as the advisor (the "Advisor") to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., a subsidiary of CRIIMI MAE, over which CRIIMI MAE exercises 100% voting control. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Pursuant to the terms of certain origination and acquisition services, management services and disposition services agreements between the Advisor and the Partnership (collectively the "Advisory Agreements"), the Advisor renders services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services are subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership (collectively the

"Consent Rights"). The Advisor is permitted and has delegated the performance of services to CRIIMI MAE Services Limited Partnership ("CMSLP"), a subsidiary of CRIIMI MAE, pursuant to a sub-management agreement (the "Sub-Advisory Agreement"). The general partner and limited partner of CMSLP are wholly-owned subsidiaries of CRIIMI MAE. The delegation of such services by the Advisor to CMSLP does not relieve the Advisor of its obligation to perform such services. Furthermore the Advisor has retained its Consent Rights.

     The General Partner also serves as the General Partner for American Insured Mortgage Investors ("AIM 84"), American Insured Mortgage Investors. - Series 85, L.P ("AIM 85") and American Insured Mortgage Investors L.P. - Series 86 ("AIM 86") and owns general partner interests therein of 2.9%, 3.9% and 4.9%, respectively. The Partnership, AIM 84, AIM 85 and AIM 86 are collectively referred to as the "AIM Limited Partnerships".

     Prior to December 1996, the Partnership was engaged in the business of originating government insured mortgage loans ("Originated Insured Mortgages") and acquiring government insured mortgage loans ("Acquired Insured Mortgages" and, together with Originated Insured Mortgages, referred to herein as "Insured Mortgages"). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act of 1937, as amended (the "National Housing Act"). The Partnership Agreement states that the Partnership will terminate on December 31, 2021, unless terminated earlier under the provisions thereof. The Partnership is required, pursuant to the Partnership Agreement, to dispose of its assets prior to this date.

     Additional information concerning the business of the Partnership is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Notes 1, 5, 6 and 7 of the Notes to Financial Statements (filed in response to Item 8 hereof), all of which are incorporated by reference herein. See also Schedule IV-Mortgage Loans on Real Estate, for the table of the Partnership's Insured Mortgages (as defined below) as of December 31, 2002, which is incorporated herein by reference.

Employees and Management of the Partnership
-------------------------------------------

     The Partnership has no employees. The business of the Partnership is managed by its General Partner while its portfolio of mortgages is managed by the Advisor and CMSLP pursuant to the Advisory Agreements and Sub-Advisory Agreement, respectively, as discussed above. A wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc., provides personnel and administrative services to the Partnership on behalf of the General Partner. The Partnership reimburses CRIIMI MAE Management, Inc. for these services on an actual cost basis pursuant to the terms of the Partnership Agreement.

     The fee paid by the Partnership to the Advisor for services performed under the Advisory Agreements (the "Advisory Fee"), is equal to 0.95% of the Partnership's Total Invested Assets (as defined in the Partnership Agreement). The Advisor pays CMSLP, as sub-advisor, a fee of 0.28% (the "Sub-Advisory Fee") of Total Invested Assets for services performed under the Sub-Advisory Agreement from its Advisory Fee. The Partnership is not liable for paying the Sub-Advisory Fee to CMSLP. Additional information concerning these fees is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 7 of the Notes to Financial Statements (filed in response to Item 8 hereof), all of which are incorporated by reference herein.

Competition
-----------

     The Partnership's business consists of holding government insured mortgage investments primarily on multifamily housing properties, and distributing the payments of  principal  and  interest on such  mortgage  investments,  including debentures issued by the United States Department of Housing and Urban Development ("HUD") in exchange for such mortgages, to the holders of its depository units of limited partnership interests ("Unitholders"). The Partnership may elect to dispose of its mortgage investments through a sale to third parties. In disposing of mortgage investments, the Partnership competes with private investors, mortgage banking companies, mortgage brokers, state and local government agencies, lending institutions, trust funds, pension funds, and other entities, some with similar objectives to those of the Partnership and some of which are or may be affiliates of the Partnership, its General Partner, the Advisor, CMSLP or their respective affiliates. Some of these entities may have substantially greater capital resources and experience in disposing of mortgages investments than the Partnership.

     CRIIMI MAE and its affiliates also may serve as general partners or managers of real estate limited partnerships, real estate investment trusts or other similar entities in the future. The Partnership may attempt to dispose of mortgages at or about the same time that CRIIMI MAE, one or more of the other AIM Limited Partnerships and/or other entities managed by CRIIMI MAE or its affiliates, or the Advisor or its affiliates, are attempting to dispose of mortgages. As a result of market conditions that could have the effect of limiting the number of mortgage dispositions or adversely affecting the proceeds received from such dispositions, CMSLP, the General Partner and the Advisor and their affiliates could be faced with conflicts of interest in determining which mortgages would be disposed of and at which price. CMSLP, the General Partner and the Advisor, however, are required to exercise their fiduciary duties of good faith, care and loyalty when evaluating the appropriate action to be taken when faced with such conflicts.


ITEM 2.   PROPERTIES

     The Partnership does not own any properties. Generally, the mortgages underlying the Partnership's mortgage investments are non-recourse first liens on multifamily residential developments or retirement homes.


ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings to which the Partnership is a party.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Partnership's Unitholders during the fourth quarter of 2002.

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED SECURITY HOLDER MATTERS

Principal Market and Market Price for Units and Distributions
-------------------------------------------------------------

     The depository units of Limited Partnership interests ("Limited Partnership Units") are listed for trading on the American Stock Exchange ("AMEX") under the symbol "AIK." The high and low trade prices for the Units as reported on AMEX and the distributions, as applicable, for each quarterly period in 2002 and 2001 were as follows:

                                                     2002                       Amount of
                                                                              Distribution
   Quarter Ended                             High            Low                Per Unit
   -------------                            ------          ------              --------
   March 31,                                $ 5.90          $ 5.07              $ 0.355
   June 30,                                   5.13            4.83                0.090
   September 30,                              5.05            4.42                0.655
   December 31,                               4.75            4.18                0.560
                                                                                -------
                                                                                $ 1.660
                                                                                =======



                                                     2001                       Amount of
                                                                              Distribution
   Quarter Ended                             High            Low                Per Unit
   -------------                            ------          ------              --------
   March 31,                                $ 6.05          $ 5.33              $ 1.010
   June 30,                                   5.60            5.16                0.105
   September 30,                              5.80            5.25                0.305
   December 31,                               5.85            5.20                0.625
                                                                                -------
                                                                                $ 2.045
                                                                                =======

     Detailed information regarding quarterly distributions is contained in Note 8 of the Notes to Financial Statements (filed in response to Item 8 hereof) incorporated by reference herein.

     There are no material legal restrictions upon the Partnership's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Partnership's Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested, by the General Partner, prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions,
(3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, the timing of receipt of debentures, the interest rate on debentures and debenture redemptions, and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

     As of December 31, 2002, there were approximately 5,800 Unitholders.

     The Partnership has no compensation plans or individual compensation arrangements under which equity securities of the Partnership are authorized for issuance.

ITEM 6.   SELECTED FINANCIAL DATA
          (Dollars in thousands, except per Unit amounts)

                                                       For the Years Ended December 31,
                                           2002          2001          2000          1999          1998
                                        ----------    ----------    ----------    ----------    ----------
Income                                  $    3,497    $    4,388    $    5,501    $    7,294    $    9,998

Net gains on mortgage
  dispositions                                 195           910           387         1,072           756

Net earnings                                 3,111         4,551         4,738         7,053         9,179

Net earnings per Limited
  Partnership Unit - Basic (1)          $     0.34    $     0.49    $     0.51    $     0.76    $     0.99

Distributions per Limited
  Partnership Unit (1)(2)               $     1.66    $    2.045    $     1.78    $     5.06    $     4.34

                                                                As of December 31,
                                           2002          2001          2000          1999          1998
                                        ----------    ----------    ----------    ----------    ----------

Total assets                            $   42,383    $   54,129    $   71,288    $   83,455    $  116,464

Partners' equity                        $   37,133    $   48,215    $   63,131    $   73,702    $  114,442

(1) Calculated based upon the weighted average number of Limited Partnership Units outstanding.
(2) Includes distributions due the Unitholders for the Partnership's fiscal years ended December 31, 2002, 2001, 2000, 1999 and 1998, which were partially paid subsequent to year end. See Notes 7 and 8 of the Notes to Financial Statements.

     The selected income statement data presented above for the years ended December 31, 2002, 2001 and 2000, and the selected balance sheet data as of December 31, 2002 and 2001, are derived from, and are qualified by, reference to the Partnership's financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected income statement data for the years ended December 31, 1999 and 1998, and the selected balance sheet data as of December 31, 2000, 1999 and 1998 are derived from audited financial statements not included as part of this Annual Report on Form 10-K. This data should be read in conjunction with the financial statements and the notes thereto.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
-------

     The following discussion and analysis contains statements that may be considered forward looking. These statements contain a number of risks and uncertainties as discussed herein and in Item 1 of this Form 10-K that could cause actual results to differ materially.

Mortgage Investments
--------------------

     As of December 31, 2002, the Partnership had invested in 12 Insured Mortgages with an aggregate amortized cost, face value and fair value of approximately $34.1 million, $35.3 million and $35.0 million, respectively, as discussed below.

     The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to the Federal Housing Administration ("FHA") programs ("FHA-Insured Certificates"), mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA")("GNMA Mortgage-Backed Securities") and FHA-Insured mortgage loans ("FHA-Insured Loans"). The mortgages underlying the FHA-Insured Certificates, the GNMA Mortgage-Backed Securities and the FHA-Insured Loans are non-recourse first liens on multifamily residential developments or retirement homes.

     The following is a discussion of the Partnership's Insured Mortgage investments, along with the risks related to each type of investment:

Fully Insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities
--------------------------------------------------------------------------

     Listed below is the Partnership's aggregate investment in fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of December 31, 2002 and 2001:

                                                                   2002                     2001
                                                               ------------             ------------
Number of:
  GNMA Mortgage-Backed Securities (1)(2)(3)(4)                            9                       13
  FHA-Insured Certificates                                                1                        1
Amortized Cost                                                 $ 20,908,052             $ 33,196,354
Face Value                                                       20,822,378               33,067,185
Fair Value                                                       21,211,314               32,300,617

(1) In January 2002, the mortgage on Orchard Creek Apartments was prepaid. The Partnership received net proceeds of approximately $1.3 million and recognized a gain of approximately $33,000 for the year ended December 31, 2002. A distribution of approximately $0.14 per Unit related to the prepayment of this mortgage was declared in February 2002 and paid to Unitholders in May 2002.
(2) In February 2002, the mortgage on Westview Terrace Apartments was prepaid. The Partnership received net proceeds of approximately $1.2 million and recognized a gain of approximately $49,000 for the year ended December 31, 2002. A distribution of approximately $0.12 per Unit related to the prepayment of this mortgage was declared in March 2002 and paid to Unitholders in May 2002.
(3) In September 2002, the mortgage on Stoney Creek was prepaid. The Partnership received net proceeds of approximately $5.2 million and recognized a gain of approximately $41,000 for the year ended December 31, 2002. A distribution of approximately $0.565 per Unit related to the prepayment of this mortgage was declared in September 2002 and paid to Unitholders in November 2002.
(4) In November 2002, the mortgage on Hewitt Gardens Apartments was prepaid. The Partnership received net proceeds of approximately $4.4 million and recognized a gain of approximately $72,000 for the year ended December 31, 2002. A distribution of approximately $0.47 per Unit related to the prepayment of this mortgage was declared in December 2002 and paid to Unitholders in February 2003.

     As of March 1, 2003, all of the Partnership's fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest.

Coinsured Program
-----------------

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

     As of December 31, 2002 and 2001, the Partnership held one investment in a coinsured FHA-Insured Certificate secured by a coinsured mortgage. The remaining FHA-Insured Certificate is coinsured by Integrated Funding, Inc. ("IFI"), an affiliate of the Partnership. The following is a discussion of the Partnership's coinsured mortgage investments.

a.   Coinsured by affiliate
     ----------------------

     As of December 31, 2002 and 2001, the Partnership held one investment in an FHA-Insured Certificate secured by a coinsured mortgage, where the coinsurance lender is IFI. This investment was made on behalf of the Partnership by the former managing general partner. As structured by the former managing general partner the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss on this mortgage investment. There was no loan loss recognized for the years ended 2002, 2001 and 2000. A cumulative loan loss of $1,511,743 was recognized in prior years for the mortgage on Summerwind Apartments - Phase II when it appeared probable the mortgagor would default on the loan.

     Listed below is the Partnership's investment in the mortgage coinsured by affiliate as of December 31, 2002 and 2001:

                                  2002                     2001
                              ------------             ------------
Amortized Cost                $  7,679,488             $  7,747,039
Face Value                       8,958,360                9,057,300
Fair Value                       8,293,338                8,473,167

     As of March 1, 2003, the mortgagor was current with respect to payment of principal and interest on this coinsured mortgage.

b.   Coinsured by third party
     ------------------------

     The previously owned mortgage on St. Charles Place - Phase II, was coinsured by The Patrician Mortgage Company ("Patrician"), an unaffiliated third party coinsurance lender under the HUD coinsurance program. On October 14, 1993,

Patrician filed a foreclosure action on the property underlying this coinsured mortgage. On November 2, 1993, the mortgagor filed for protection under chapter 11 of the U.S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $3 million. A distribution of approximately $0.32 per Unit related to the sale was declared in November
1999 and was paid to Unitholders in February 2000. In February 2001, the Partnership received claim proceeds from Patrician of approximately $2.2 million and recognized a gain of approximately $822,000 for the year ended December 31, 2001. The claim proceeds represent the remaining balance due on the mortgage, including interest from November 1, 1995 through the date of receipt. A distribution of approximately $0.24 per Unit related to the prepayment of this mortgage was declared in March 2001 and paid to Unitholders in May 2001. The amount of the Partnership's investment in this mortgage represented the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest was held by AIM 86.

Investment in FHA-Insured Loan
------------------------------

     Listed below is the Partnership's investment in the one FHA-Insured Loan as of December 31, 2002 and 2001:

                                  2002                     2001
                              ------------             ------------
Amortized Cost                $  5,516,188             $  5,573,879
Face Value                       5,516,188                5,573,879
Fair Value                       5,520,512                5,230,714

     As of March 1, 2003, the Partnership's FHA-Insured Loan was current with respect to payment of principal and interest.

Results of Operations
---------------------

2002 compared to 2001
---------------------

     Net earnings decreased approximately $1.4 million for 2002 as compared to 2001, primarily due to decreases in gains on mortgage dispositions, mortgage investment income and interest and other income, as discussed below. The decrease was also impacted by an adjustment to provision for loss that was recognized in 2001.

     Mortgage investment income decreased approximately $747,000 for 2002 as compared to 2001, due to a reduction in the mortgage base. The mortgage base decreased as a result of four mortgage dispositions with an aggregate principal balance of approximately $12 million, representing an approximate 25% decrease in the aggregate principal balance of the total mortgage portfolio since December 2001.

     Interest and other income decreased approximately $144,000 for 2002 as compared to 2001, primarily due to the amounts and timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fee expense decreased approximately $93,000 for 2002 as compared to 2001. This decrease was due to the reduction in the mortgage base, as previously discussed.

     General and administrative expenses decreased approximately $73,000 for 2002 as compared to 2001, primarily due to a decrease in costs associated with the size of the mortgage base and a decrease in legal expenses related to the litigation of the mortgage on Water's Edge of New Jersey, which was settled in 2001.

     Gains on mortgage dispositions decreased approximately $1.0 million for 2002 as compared to 2001. During 2002, the Partnership recognized gains of approximately $195,000 from the prepayment of the mortgages on Orchard Creek Apartments, Westview Terrace Apartments, Stoney Creek and Hewitt Garden Apartments, as previously discussed. During 2001, the Partnership recognized gains of approximately $403,000 from the prepayment of the mortgages on Silver Lake Plaza Apartments, Holton Manor, Lorenzo Carolina Apartments, Beauvoir Manor Apartments and Woodcrest Townhomes. In addition, the Partnership recognzed a gain of approximately $822,000 on the disposition of the mortgage on St. Charles Place - Phase II, a delinquent mortgage coinsured by a third party, as previously discussed.

     In 2001, the Partnership recognized an adjustment to provision for loss of approximately $315,000 on the disposition of the mortgage on Water's Edge of New Jersey. In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with HUD. The property underlying this construction loan was a nursing home located in Trenton, New Jersey. As of January 31, 1997, the Partnership had received approximately $10.2 million of the assignment proceeds, including partial repayment of the outstanding principal and accrued interest. HUD had disallowed approximately $1.65 million of the assignment claim. The General Partner retained counsel in this matter and pursued litigation against the loan servicer, Greystone Servicing Corporation, Inc. ("Greystone"), for the amount disallowed by HUD. On July 30, 1998, the Partnership filed a Motion for Judgement against Greystone in the Circuit Court of Fauquier County, Virginia. On June 1, 2001, a jury rendered a verdict in favor of the Partnership and against Greystone in the amount of approximately $780,000. On August 17, 2001, the Partnership received this amount plus accrued interest of approximately $9,000. A distribution of approximately $0.09 per Unit related to this court order was declared in September 2001 and paid to Unitholders in November 2001. In September 2001, the Partnership and Greystone agreed on a final settlement of approximately $238,000 for reimbursement of legal fees, to the Partnership. This amount was received on October 4, 2001. A distribution of approximately $0.03 per Unit related to the reimbursement of legal fees was declared in October 2001 and paid to Unitholders in February 2002. During the year ended December 31, 2001, the Partnership incurred a loss of approximately $315,000 related to this litigation. This loss includes legal fees incurred from April 1 through December 31, 2001, of approximately $199,000. As of December 31, 2002, the Partnership had recognized aggregate losses of approximately $894,000 related to the disposition of the mortgage on Water's Edge of New Jersey, which includes losses recognized in 1996, 1997 and 2001. The Partnership did not recognize a loss on this mortgage in 2002 and does not expect to incur any additional losses related to this mortgage.

2001 compared to 2000
---------------------

     Net earnings decreased approximately $187,000 for 2001 as compared to 2000, primarily due to a decrease in mortgage investment income, which was largely offset by an increase in net gains on mortgage dispositions and a decrease in expenses, as discussed below.

     Mortgage investment income decreased by approximately $1.1 million for 2001 as compared to 2000, due to a reduction in the mortgage base. The mortgage base decreased as a result of nine mortgage dispositions with an aggregate principal balance of approximately $22 million, representing an approximate 31% decrease in the aggregate principal balance of the total mortgage portfolio during the period from February 2000 to December 2001.

     Interest and other income decreased by approximately $43,000 for 2001 as compared to 2000. This decrease was primarily due to the timing of the temporary investment of proceeds from mortgage prepayments.

     Asset management fee expense decreased by approximately $148,000 for 2001 as compared to 2000. This decrease was due to the reduction in the mortgage base, as previously discussed.

     General and administrative expenses decreased approximately $255,000 for 2001 as compared to 2000, primarily due to a decrease in legal expense related to the litigation of the mortgage on Water's Edge of New Jersey, which was settled in 2001.

     Gains on mortgage dispositions increased approximately $839,000 for 2001 as compared to 2000. During 2001, the Partnership recognized gains of approximately $403,000 from the prepayment of the mortgages on Silver Lake Plaza Apartments, Holton Manor, Lorenzo Carolina Apartments, Beauvoir Manor Apartments and Woodcrest Townhomes; and a gain of approximately $822,000 on the disposition of the mortgage on St. Charles Place - Phase II, as previously discussed. This compares to gains recognized in 2000 of approximately $387,000 related to the prepayment of the mortgages on Linville Manor, Park Avenue Plaza, Lioncrest Towers Apartments and Kingsway Apartments.

     Adjustment to provision for loss increased approximately $315,000 for 2001 as compared to 2000. The Partnership recognized an additional loss of approximately $315,000 on the disposition of the mortgage on Water's Edge of New Jersey, as previously discussed.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments are the Partnership's principal sources of cash flows and were sufficient during the years ended December 31, 2002, 2001 and 2000 to meet operating requirements. The Partnership anticipates its cash flows will be sufficient to meet operating expense requirements for 2003.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Partnership's Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested, by the General Partner, prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions,
(3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, the timing of receipt of debentures, the interest rate on debentures and debenture redemptions, and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

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

Cash flow - 2002 compared to 2001
---------------------------------

     Net cash provided by operating activities decreased by approximately $377,000 for 2002 as compared to 2001. This decrease is primarily due to the decrease in mortgage base partially offset by the change in accounts payable and accrued expenses. The change in accounts payable and accrued expenses is primarily due to the payment of legal expenses in 2001 related to the Water's Edge of New Jersey litigation, as discussed previously.

     Net cash provided by investing activities decreased by approximately $3.0 million for 2002 as compared to 2001. This decrease is primarily due to proceeds received from Patrician in 2001 for the disposition of the delinquent mortgage on St. Charles Place - Phase II and proceeds received from Greystone in 2001 as a result of the settlement of Water's Edge of New Jersey litigation.

     Net cash used in financing activities decreased by approximately $5.0 million for 2002 as compared to 2001, due to a decrease in the amount of distributions paid to partners during 2002, as compared to the same period in 2001. The decrease in distributions is due to a decrease in investing activities, as discussed above.

Cash flow - 2001 compared to 2000
---------------------------------

     Net cash provided by operating activities decreased by approximately $1.5 million for 2001 as compared to 2000. This decrease is primarily due to the decrease in mortgage base. The change in accounts payable and accrued expenses is primarily due to the payment of legal expenses related to the Water's Edge of New Jersey litigation, as discussed previously.

     Net cash provided by investing activities increased by approximately $3.9 million for 2001 as compared to 2000. This increase is primarily due to: (1) proceeds received from Patrician for the disposition of the delinquent mortgage on St. Charles Place - Phase II; (2) proceeds received from Greystone as a result of the settlement of Water's Edge of New Jersey litigation; and (3) an increase in the receipt of proceeds from mortgage dispositions. These increases were slightly offset by a decrease in scheduled principal payments as a result of the reduction in mortgage base.

     Net cash used in financing activities increased by approximately $2.6 million for 2001 as compared to 2000, due to an increase in the amount of distributions paid to partners during 2001, as compared to the same period in 2000. The increase in distributions is due to an increase in investing activities, as discussed above.

Critical Accounting Policies
----------------------------

     The Partnership's significant accounting polices are described in Note 2 to the Financial Statements. The Partnership believes its most critical accounting policy (a critical accounting policy being one that is both very important to the portrayal of the Partnership's financial condition and results of operations and requires management's most difficult, subjective, or complex judgments) is the determination of fair value of Insured Mortgages.

- Fair Value of Insured Mortgages - The Partnership estimates the fair value of its Insured Mortgages internally. The Partnership uses a discounted cash flow methodology to estimate the fair value. This requires the Partnership to make certain estimates regarding discount rates and expected prepayments. The cash flows were discounted using a discount rate that, in the Partnership's view, was commensurate with the market's perception of risk and value. The Partnership used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, and (ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities. Increases in the discount rate used by the Partnership would generally result in a corresponding decrease in the fair value of the Partnership's insured mortgages. Decreases in the discount rate used by the Partnership would generally result in a corresponding increase in the fair value of the Partnership's insured mortgages. The Partnership also makes certain assumptions regarding the prepayment speeds of its Insured Mortgages. In a low interest rate environment, mortgages are more likely to prepay even if the mortgage contains prepayment penalties. In general, if the Partnership increases its assumed prepayment speed, the fair value of the Insured
     Mortgages will decrease. If the Partnership decreases its assumed prepayment speed, the fair value of the Insured Mortgages will increase.

Recent Accounting Pronouncements
--------------------------------

     In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Partnership does not expect the adoption of FIN No. 46 to have a material effect on its financial position or results of operations.


ITEM 7A.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     The Partnership's principal market risk is exposure to changes in interest rates in the U.S. Treasury market. The Partnership will experience fluctuations in the market value of its assets related to (i) changes in the interest rates of U.S. Treasury securities, (ii) changes in the spread between the interest rates on U.S. Treasury securities and the interest rates on the Partnership's Insured Mortgages, and (iii) changes in the weighted average life of the Insured Mortgages, determined by reviewing the attributes of the Insured Mortgages in relation to the current market interest rates. The weighted average life of the Insured Mortgages decreased as of December 31, 2002 compared to December 31, 2001, due to the lower market interest rates, which may imply faster prepayment rates, and other attributes of the Partnership's Insured Mortgages.

     The Partnership has changed its method of presenting market risk disclosures from those disclosures presented in the December 31, 2001 Annual Report on Form 10-K. The Partnership believes that the market risk disclosures presented below provide more meaningful information to its Unitholders in assessing the affect of changes in interest rates on the values of its assets.

     As of December 31, 2002, the weighted average life of the U.S. Treasury securities that were used to value the insured mortgage securities were shorter than those used at December 31, 2001 due to lower market interest rates and other loan attributes of the underlying insured mortgage securities, which made the likelihood of the mortgage assets prepaying greater than the previous year. If the Partnership assumed that the discount rate used to determine the fair values of its insured mortgage securities increased by 100 basis points and 200 basis points, the increase in the discount rate would have resulted in a corresponding decrease in the fair values of its insured mortgage securities by approximately $229,000 (or 0.7%) and approximately $453,000 (or 1.3%), respectively, as of December 31, 2002. A 100 basis point and 200 basis point increase in the discount rate would have resulted in a corresponding decrease in the fair values of the Partnership's insured mortgage securities by approximately $2.0 million (or 4.3%) and approximately $3.8 million (or 8.3%), respectively, as of December 31, 2001.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Item 8 is set forth in this Annual Report on Form 10-K commencing on page 26.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     On May 8, 2002, the Board of Directors of the General Partner of the Partnership dismissed Arthur Andersen LLP ("Arthur Andersen") as the
Partnership's independent auditors. Arthur Andersen had served as the Partnership's independent accountants since 1991.

     Arthur Andersen's reports on the Partnership's financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles.

     During each of the Partnership's two most recent fiscal years and through the date of Arthur Andersen's dismissal, there were: (i) no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statements disclosure, or auditing scope or procedure which, if not resolved to Arthur Andersen's satisfaction, would have caused them to make reference to the subject matter in connection with their report on the Partnership's financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     The Partnership has provided Arthur Andersen with a copy of the foregoing disclosure. The Partnership requested Arthur Andersen to furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. A copy of that letter dated May 9, 2002 was filed as Exhibit 16 to the Form 8-K filed with the SEC by the Partnership on May 10, 2002.

     On June 5, 2002, the General Partner of the Partnership appointed Ernst & Young LLP to audit the Partnership's financial statements for the year ending December 31, 2002. During the years ended December 31, 2001 and 2000 and the subsequent interim period through June 5, 2002, neither the Partnership nor anyone on its behalf consulted Ernst & Young LLP with respect to the application of accounting principles to a specified transaction either completed or proposed; or the type of audit opinion that might be rendered on the Partnership's financial statements or any other matters or reportable events listed in Items 304(a)(2)(1) and (11) of Regulation S-K.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Partnership has no executive officers or directors. The Partnership does not directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day-to-day business affairs. The affairs of the Partnership are managed by its General Partner, CRIIMI, Inc. a wholly-owned subsidiary of CRIIMI MAE, a corporation whose shares are listed on the New York Stock Exchange. CRIIMI, Inc. holds a general partnership interest of 4.9%.

     The business of the Partnership is managed by its General Partner, while its portfolio of mortgages is managed by the Advisor and CMSLP pursuant to the Advisory Agreements and Sub-Advisory Agreement, respectively, as discussed above. A wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc., provides personnel and administrative services to the Partnership on behalf of the General Partner.

     The General Partner is also the general partner of AIM 84, AIM 85 and AIM 86, limited partnerships with investment objectives similar to those of the Partnership.

     The Board of Directors of the General Partner has established a committee (the "Audit Committee") consisting of independent directors (as defined in Section 121 of the AMEX listing standards.) The Audit Committee of the General Partner has appointed Ernst & Young LLP as the Partnership's independent public accountants for the fiscal year ending December 31, 2003, such appointment to continue at the discretion of the Audit Committee.

     All directors of the General Partner are elected annually by CRIIMI MAE. All executive officers serve at the discretion of the General Partner. There are no family relationships among any directors or executive officers of the General Partner.

     The following table sets forth information concerning the executive officers and the directors of the General Partner as of March 5, 2003:


Name                                        Age                  Position
----                                        ---                  --------
Barry S. Blattman                           40                   Chairman of the Board of Directors,
                                                                   President and Chief Executive Officer

David B. Iannarone                          42                   Executive Vice President,
                                                                   Chief Operating Officer and a Director

Cynthia O. Azzara                           43                   Senior Vice President, Chief Financial
                                                                     Officer and Treasurer


Craig M. Lieberman                          41                   Senior Vice President and
                                                                   Chief Portfolio Risk Officer

Brian L. Hanson                             41                   Senior Vice President

John R. Cooper                              55                   Director

Robert J. Merrick                           57                   Director

Robert E. Woods                             55                   Director


     Barry S. Blattman has been Chairman of the Board of Directors, Chief Executive Officer and President of the General Partner since January 23, 2003. Mr. Blattman is the Managing Partner of Brascan Real Estate Financial Partners. From 1996 until the end of 2001, Mr. Blattman was a Managing Director of Real Estate Investment Banking at Merrill Lynch.

     David B. Iannarone has served as Chief Operating Officer and Director of the General Partner since January 2003 and Executive Vice President of the General Partner since December 2000, as Senior Vice President and General Counsel of the General Partner from March 1998 to December 2000; and as Vice President and General Counsel of the General Partner from July 1996 to March 1998.

     Cynthia O. Azzara has served as Chief Financial Officer of the General Partner since 1994, as Senior Vice President of the General Partner since 1995 and Treasurer of the General Partner since 1997.

     Craig M. Lieberman has served as Senior Vice President and Chief Portfolio Risk Officer of the General Partner since February 2003. From 2001 to January 2003, Mr. Lieberman was a managing partner for Quantico Partners. From 1998 to 2001, Mr. Lieberman served as the Director of Commercial Mortgage-Backed Securitization for First Union Securities. From 1996 to 1998 Mr. Lieberman practiced as both a partner and counsel in the law firm of Kilpatrick & Stockton, LLP.

     Brian L. Hanson has served as Senior Vice President of the General Partner since March 1998; and as Group Vice President of the General Partner from March 1996 to March 1998.

     John R. Cooper has served as Director of the General Partner since April 2001. Mr. Cooper was Senior Vice President, Finance, of PG&E National Energy Group, Inc. until February 2003. He had been with PG&E National Energy Group, Inc. and its predecessor, U.S. Generating Company, since its inception in 1989.

     Robert J. Merrick has served as Director of the General Partner since 1997. Mr. Merrick has served as Chief Credit Officer and Director of MCG Capital Corporation since February 1998; Executive Vice President from 1985 and Chief Credit Officer of Signet Banking Corporation through 1997. While at Signet, Mr. Merrick also served as Chairman of the Credit Policy Committee and member of the Asset and Liability Committee and the Management Committee.

     Robert E. Woods has served as Director of the General Partner since 1998. Mr. Woods has served as Managing Director and Head of Loan Syndications for the Americas at Societe Generale, New York since 1997; Managing Director, Head of Real Estate Capital Markets and Mortgage-Backed Securities division at Citicorp from 1991 to 1997

Section 16(a) Beneficial Ownership Reporting Compliance - Section 16 of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") requires each director and executive officer of the General Partner and each person who owns more than 10% of the Partnership's Units to report to the SEC by a specified date, his, her or its beneficial ownership of, and certain transactions in the Partnership's Units. Based solely on its review of Forms 3, 4 and 5 and amendments thereto furnished to the Partnership, and written representations from certain reporting persons that no Form 5's were required for those persons, the Partnership believes that all directors, executive officers and beneficial owners of more than 10% of the Partnership's Units have filed on a timely basis Forms 3, 4 and 5 as required in the fiscal year ended December 31, 2002.

ITEM 11.  EXECUTIVE COMPENSATION

     The Partnership does not have any directors or executive officers. The Partnership does not directly employ any persons responsible for managing or operating the Partnership or for providing services relating to day to day business affairs. The General Partner provides such services for the Partnership. None of the directors or executive officers of the General Partner, however, received compensation from the Partnership, and the General Partner does not receive reimbursement from the Partnership for any portion of their salaries or other compensation. The Partnership's portfolio of mortgages is managed by the Advisor and CMSLP pursuant to the Advisory Agreements and Sub-Advisory Agreement, respectively, as discussed above. A wholly-owned subsidiary of CRIIMI MAE, CRIIMI MAE Management, Inc. provides personnel and administrative services to the Partnership on behalf of the General Partner. The Partnership reimburses CRIIMI MAE Management, Inc. for these services on an actual cost basis.

     The fee paid by the Partnership to the Advisor for services performed under the Advisory Agreements (the "Advisory Fee"), is equal to 0.95% of the Partnership's Total Invested Assets (as defined in the Partnership Agreement). The Advisor pays CMSLP, as sub-advisor, a fee of 0.28% (the "Sub-Advisory Fee") of Total Invested Assets for services performed under the Sub-Advisory Agreement from its Advisory Fee. The Partnership is not liable for paying the Sub-Advisory Fee to CMSLP. Additional information concerning these fees is contained in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 7 of the Notes to Financial Statements (filed in response to Item 8 hereof), all of which are incorporated by reference herein.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS,
         MANAGEMENT AND RELATED UNITHOLDER MATTERS

(a) As of March 5, 2003, no person was known by the Partnership to be the beneficial owner of more than five percent (5%) of the outstanding Units of the Partnership.

(b) The following table sets forth certain information regarding the beneficial ownership of the Partnership's Units as of March 5, 2003 by each person known by the Partnership to be the beneficial owner of more than 5% of its Units, each director of the General Partner, each named Executive Officer of the General Partner, and by affiliates of the Partnership. Unless otherwise indicated, each Unitholder has sole voting and investment power with respect to the Units beneficially owned.

                                                  Amount and Nature
                                                      of Units                          Percentage of Units
         Name                                    Beneficially Owned                         Outstanding
         ----                                    ------------------                         -----------
         CRIIMI MAE                                     744                                      *

         * Less than 1%

(c) There are no arrangements known to the Partnership, the operation of which may at any subsequent date result in a change in control of the Partnership.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions with management and others.

     Note 7 of the Notes to Financial Statements of the Partnership contains a discussion of the amounts, fees and other compensation paid or accrued by the Partnership to the directors and executive officers of the General Partner and their affiliates, and is hereby incorporated by reference herein.

(b)  Certain business relationships.

     Other than as set forth in Item 11 of this Annual Report on Form 10-K which is hereby incorporated by reference herein, the Partnership has no business relationship with entities of which the current General Partner of the Partnership are officers, directors or equity owners.


ITEM 14.  CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing this Annual Report on Form 10-K, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner's management, including the General Partner's Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the General Partner's CEO and CFO concluded that its disclosure controls and procedures are effective and timely in alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings. There were no significant changes in the General Partner's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of its most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements:

                                                                                                                  Page
Description                                                                                                      Number
-----------                                                                                                      ------
Balance Sheets as of December 31, 2002 and 2001 ................................................................   29

Statements of Income and Comprehensive Income for the years ended December 31, 2002,
   2001 and 2000 ...............................................................................................   30

Statements of Changes in Partners' Equity for the years ended December 31, 2002,
    2001 and 2000...............................................................................................   31

Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000 ..................................   32

Notes to Financial Statements ..................................................................................   33

     (a)(2) Financial Statement Schedules:

IV - Mortgage Loans on Real Estate .............................................................................   44

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

     4.0 Agreement of Limited Partnership, incorporated by reference to Exhibit 3 to the Post-Effective Amendment No. 1 to the Partnership's Registration Statement on Form S-11 (No. 33-12479) filed with the Commission on March 8, 1988 (such Amendment is referred to as Post-Effective Amendment No.1).

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

    10.5 Reinvestment Plan is incorporated by reference to Exhibit 10(f) to Post- Effective Amendment No. 1.

    10.6  Pages  A-1  -  A-5  of  the   partnership   agreement  of  Registrant,
          incorporated by reference to Exhibit 28 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

    10.7 Purchase Agreement among AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990, as amended January 9, 1991, incorporated by reference to Exhibit 28(a) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

    10.8 Purchase Agreement among CRIIMI, Inc., AIM Acquisition, the former managing general partner, the former corporate general partner, IFI and Integrated dated as of December 13, 1990 and executed as of March 1, 1991, incorporated by reference to Exhibit 28(b) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1990.

    10.9  Amendments   to   partnership   agreement   dated   August  13,  1991.
          Incorporated by reference to Exhibit 28(c) to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1991.

    10.10 Sub-management Agreement by and between AIM Acquisition and CRI/AIM Management, Inc., dated as of March 1, 1991, incorporated by reference to Exhibit 28(e) the Partnership's Annual Report on Form 10-K for the year ended December 31, 1992.

    10.11 Amendment No. 3 to Reimbursement Agreement by Integrated Funding, Inc. and the AIM Funds, effective January 1, 2000, incorporated by reference to exhibit 10.19 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000.

    10.12 Amendment No. 4 to Reimbursement Agreement by Integrated Funding, Inc. and the AIM Funds, effective January 1, 2001, incorporated by reference to exhibit 10.20 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

    16.0 Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated May 9, 2002, regarding the General Partner's decision to change its certifying accountant, incorporated by reference to
          Exhibit 16 to the Partnership's Form 8-K filed on May 10, 2002.

    99.0 Letter to Securities and Exchange Commission from the Partnership dated March 20, 2002, regarding the representation received from Arthur Andersen LLP in performing the audit of the December 31, 2001 financial statements, incorporated by reference to Exhibit 99.0 to the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001.

    99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Barry S. Blattman, Chief Executive Officer of the General Partner (Filed herewith).

    99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Cynthia O. Azzara, Chief Financial Officer of the General Partner (Filed herewith).

     (b)  Reports on Form 8-K filed  during the last quarter of the fiscal year:
          None.

     All other items are not applicable.

                                   SIGNATURES

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Barry S. Blattman, his attorney-in-fact, each with the power of substitution for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

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

                                          AMERICAN INSURED MORTGAGE
                                          INVESTORS L.P. - SERIES 88
                                          (Registrant)

                                          By:  CRIIMI, Inc.
                                               General Partner


March 19, 2003                            /s/Barry S. Blattman
--------------                            --------------------------------------
DATE                                      Barry S. Blattman
                                          Chairman of the Board,
                                          Chief Executive Officer and President
                                          (Principal Executive Officer)


March 24, 2003                            /s/Cynthia O. Azzara
--------------                            --------------------------------------
DATE                                      Cynthia O. Azzara
                                          Senior Vice President,
                                          Chief Financial Officer and Treasurer
                                          (Principal Accounting Officer)


March 19, 2003                            /s/David B. Iannarone
--------------                            --------------------------------------
DATE                                      David B. Iannarone
                                          Executive Vice President,
                                          Chief Operating Officer and a Director


March 19, 2003                            /s/John R. Cooper
--------------                            --------------------------------------
DATE                                      John R. Cooper
                                          Director


March 19, 2003                            /s/Robert J. Merrick
--------------                            --------------------------------------
DATE                                      Robert J. Merrick
                                          Director


March 19, 2003                            /s/Robert E. Woods
--------------                            --------------------------------------
DATE                                      Robert E. Woods
                                          Director

                                  CERTIFICATION

     I, Barry S. Blattman, Chairman of the Board, Chief Executive Officer and President, certify that:

1. I have reviewed this annual report on Form 10-K of American Insured Mortgage Investors L.P. - Series 88;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                           AMERICAN INSURED MORTGAGE
                                           INVESTORS L.P. - SERIES 88
                                           (Registrant)

                                           By: CRIIMI, Inc.
                                               General Partner


Date:  March 19, 2003                      /s/Barry S. Blattman
       --------------                      ------------------------------------
                                           Barry S. Blattman
                                           Chairman of the Board,
                                           Chief Executive Officer and President

     I, Cynthia O. Azzara, Senior Vice President, Chief Financial Officer and Treasurer, certify that:

1. I have reviewed this annual report on Form 10-K of American Insured Mortgage Investors L.P. - Series 88;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                  AMERICAN INSURED MORTGAGE
                                  INVESTORS L.P. - SERIES 88
                                  (Registrant)

                                  By: CRIIMI, Inc.
                                      General Partner

Date: March 24, 2003              /s/ Cynthia O. Azzara
      --------------              ----------------------------------------------
                                  Cynthia O. Azzara
                                  Senior Vice President, Chief Financial Officer
                                  and Treasurer

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88



                              Financial Statements

                        as of December 31, 2002 and 2001


                             and for the Years Ended

                        December 31, 2002, 2001 and 2000

                         REPORT OF INDEPENDENT AUDITORS



Partners
American Insured Mortgage Investors L.P. - Series 88

     We have audited the accompanying balance sheet of American Insured Mortgage Investors L.P. - Series 88 (the Partnership) as of December 31, 2002, and the related statements of income and comprehensive income, changes in partners'
equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements of the Partnership as of December 31, 2001, and for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated March 4, 2002, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of the Partnership at December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/Ernst & Young LLP
McLean, Virginia
March 14, 2003

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



/s/Arthur Andersen LLP
Vienna, Virginia
March 4, 2002




--------------------------------------------------------------------------------
This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Partnership's filing of its Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K. See exhibit 16.0 for further discussion.

             AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                         BALANCE SHEETS

                                                            December 31,    December 31,
                                                                2002            2001
                                                            ------------    ------------
                                     ASSETS

Investment in FHA-Insured Certificates and GNMA
   Mortgage-Backed Securities, at fair value:
      Acquired insured mortgages                            $ 21,211,314    $ 32,300,617
      Originated insured mortgages                             8,293,338       8,473,167
                                                            ------------    ------------

                                                              29,504,652      40,773,784


Investment in FHA-Insured Loan at cost
      Originated insured mortgage                              5,516,188       5,573,879

Cash and cash equivalents                                      5,240,883       5,626,184

Investment in affiliate                                        1,843,066       1,789,536

Receivables and other assets                                     278,608         365,767
                                                            ------------    ------------

      Total assets                                          $ 42,383,397    $ 54,129,150
                                                            ============    ============



                        LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                       $  5,183,145    $  5,784,760

Accounts payable and accrued expenses                             67,315         129,533
                                                            ------------    ------------

      Total liabilities                                        5,250,460       5,914,293
                                                            ------------    ------------

Partners' equity:
   Limited partners' equity, 15,000,000 Units authorized,
      8,802,091 Units issued and outstanding                  43,686,324      55,338,877
   General partner's deficit                                  (6,887,087)     (6,286,695)
   Less:  Repurchased Limited Partnership
      Units - 50,000 Units                                      (618,750)       (618,750)
  Accumulated other comprehensive income (loss)                  952,450        (218,575)
                                                            ------------    ------------

      Total Partners' equity                                  37,132,937      48,214,857
                                                            ------------    ------------

      Total liabilities and partners' equity                $ 42,383,397    $ 54,129,150
                                                            ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                    For the years ended December 31,
                                                                   2002           2001           2000
                                                               ------------   ------------   ------------
Income:
  Mortgage investment income                                   $  3,458,465   $  4,205,728   $  5,276,523
  Interest and other income                                          38,566        182,126        224,751
                                                               ------------   ------------   ------------

                                                                  3,497,031      4,387,854      5,501,274
                                                               ------------   ------------   ------------

Expenses:
  Asset management fee to related parties                           471,887        565,368        712,869
  General and administrative                                        108,943        181,816        437,036
                                                               ------------   ------------   ------------

                                                                    580,830        747,184      1,149,905
                                                               ------------   ------------   ------------

Earnings before gains (losses) on
  mortgage dispositions                                           2,916,201      3,640,670      4,351,369



Gains on mortgage dispositions                                      195,182      1,225,250        386,654
Adjustment to provision for loss                                          -       (315,155)             -
                                                               ------------   ------------   ------------

Net earnings                                                   $  3,111,383   $  4,550,765   $  4,738,023
                                                               ============   ============   ============
Other comprehensive income (loss) - adjustment to unrealized
  gains and losses on investments in insured mortgages            1,171,025       (538,874)     1,165,618
                                                               ------------   ------------   ------------

Comprehensive income                                           $  4,282,408   $  4,011,891   $  5,903,641
                                                               ============   ============   ============

Net earnings allocated to:
  Limited partners - 95.1%                                     $  2,958,925   $  4,327,778   $  4,505,860
  General Partner -   4.9%                                          152,458        222,987        232,163
                                                               ------------   ------------   ------------

                                                               $  3,111,383   $  4,550,765   $  4,738,023
                                                               ============   ============   ============

Net earnings per Limited Partnership
  Unit outstanding - Basic                                     $       0.34   $       0.49   $       0.51
                                                               ============   ============   ============



                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                    STATEMENTS OF CHANGES IN PARTNERS' EQUITY

              For the years ended December 31, 2002, 2001 and 2000

                                                                                   Repurchased      Accumulated
                                                                                     Limited           Other           Total
                                                   General          Limited        Partnership     Comprehensive      Partners'
                                                   Partner          Partners          Units        Income (Loss)       Equity
                                                -------------    -------------    -------------    -------------    -------------
Balance, January 1, 2000                        $  (5,007,111)   $  80,173,264    $    (618,750)   $    (845,319)   $  73,702,084

  Net Earnings                                        232,163        4,505,860                -                -        4,738,023
  Adjustment to unrealized gains and losses
    on investments in Insured Mortgages                     -                -                -        1,165,618        1,165,618
  Distributions paid or accrued of $1.78
     per Unit, including return of capital
     of $1.27 per Unit                               (807,275)     (15,667,722)               -                -      (16,474,997)
                                                -------------    -------------    -------------    -------------    -------------
Balance, December 31, 2000                         (5,582,223)      69,011,402         (618,750)         320,299       63,130,728

  Net Earnings                                        222,987        4,327,778                -                -        4,550,765
  Adjustment to unrealized gains and losses
    on investments in Insured Mortgages                     -                -                -         (538,874)        (538,874)
  Distributions paid or accrued of $2.045
     per Unit, including return of capital of
     $1.555 per Unit                                 (927,459)     (18,000,303)               -               -       (18,927,762)
                                                -------------    -------------    -------------    ------------     -------------
Balance, December 31, 2001                         (6,286,695)      55,338,877         (618,750)        (218,575)      48,214,857

  Net Earnings                                        152,458        2,958,925                -                -        3,111,383
  Adjustment to unrealized gains and losses
    on investments in Insured Mortgages                     -                -                -        1,171,025        1,171,025
  Distributions paid or accrued of $1.66
     per Unit, including return of capital of
     $1.32 per Unit                                  (752,850)     (14,611,478)               -                -      (15,364,328)
                                                -------------    -------------    -------------    -------------    -------------
Balance, December 31, 2002                      $  (6,887,087)   $  43,686,324    $    (618,750)   $     952,450    $  37,132,937
                                                =============    =============    =============    =============    =============

Limited Partnership Units outstanding -
   basic, as of December 31, 2002, 2001,
   and 2000                                                          8,802,091
                                                                     =========

                   The accompanying notes are an integral part
                         of these financial statements.

                 AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               STATEMENTS OF CASH FLOWS

                                                                                 For the years ended December 31,
                                                                               2002           2001             2000
                                                                           ------------    ------------    ------------
Cash flows from operating activities:
   Net earnings                                                            $  3,111,383    $  4,550,765    $  4,738,023
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
      Net gains on mortgage dispositions                                       (195,182)     (1,225,250)       (386,654)
      Adjustment to provision for loss                                                -         315,155               -
      Changes in assets and liabilities:
         Decrease in investment in affiliate                                     30,776          28,489          42,360
         Decrease in receivables and other assets                                87,159         109,205         154,071
         (Decrease) increase in accounts payable and accrued expenses           (62,218)       (429,545)        256,015
                                                                           ------------    ------------    ------------

         Net cash provided by operating activities                            2,971,918       3,348,819       4,803,815
                                                                           ------------    ------------    ------------

Cash flows provided by investing activities:
   Proceeds from mortgage prepayments                                        12,033,478      11,697,541      11,008,711
   Proceeds received from Greystone, related to the mortgage
      on Water's Edge of New Jersey                                                   -       1,026,921               -
   Proceeds received from Patrician, related to the mortgage
      on St. Charles Place - Phase II                                                 -       2,241,218               -
   Receipt of mortgage principal from scheduled payments                        575,246         623,671         707,084
                                                                           ------------    ------------    ------------

         Net cash provided by investing activities                           12,608,724      15,589,351      11,715,795
                                                                           ------------    ------------    ------------

Cash flows used in financing activities:
   Distributions paid to partners                                           (15,965,943)    (20,917,720)    (18,326,120)
                                                                           ------------    ------------    ------------

Net decrease in cash and cash equivalents                                      (385,301)     (1,979,550)     (1,806,510)

Cash and cash equivalents, beginning of year                                  5,626,184       7,605,734       9,412,244
                                                                           ------------    ------------    ------------

Cash and cash equivalents, end of year                                     $  5,240,883    $  5,626,184    $  7,605,734
                                                                           ============    ============    ============

                   The accompanying notes are an integral part
                         of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS


1.   ORGANIZATION

     American Insured Mortgage Investors L.P. - Series 88 (the "Partnership") was formed pursuant to a limited partnership agreement ("Partnership Agreement") under the Uniform Limited Partnership Act of the State of Delaware on February 13, 1987. During the period from October 2, 1987 (the initial closing date of the Partnership's public offering) through March 10, 1989 (the termination date of the offering), the Partnership, pursuant to its public offering of Units, raised a total of $177,039,320 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 units of limited partnership interest in exchange therefor.

     CRIIMI, Inc., a wholly-owned subsidiary of CRIIMI MAE Inc. ("CRIIMI MAE"), acts as the General Partner (the "General Partner") for the Partnership and holds a partnership interest of 4.9%. The General Partner provides management and administrative services on behalf of the Partnership. AIM Acquisition Partners L.P. serves as the advisor (the "Advisor") to the Partnership. The general partner of the Advisor is AIM Acquisition Corporation ("AIM Acquisition") and the limited partners include, but are not limited to, The Goldman Sachs Group, L.P., Sun America Investments, Inc. (successor to Broad, Inc.) and CRI/AIM Investment, L.P., a subsidiary of CRIIMI MAE, over which CRIIMI MAE exercises 100% voting control. AIM Acquisition is a Delaware corporation that is primarily owned by Sun America Investments, Inc. and The Goldman Sachs Group, L.P.

     Pursuant to the terms of certain origination and acquisition services, management services and disposition services agreements between the Advisor and the Partnership (collectively the "Advisory Agreements"), the Advisor renders services to the Partnership, including but not limited to, the management of the Partnership's portfolio of mortgages and the disposition of the Partnership's mortgages. Such services are subject to the review and ultimate authority of the General Partner. However, the General Partner is required to receive the consent of the Advisor prior to taking certain significant actions, including but not limited to the disposition of mortgages, any transaction or agreement with the General Partner or its affiliates, or any material change as to policies regarding distributions or reserves of the Partnership (collectively the "Consent Rights"). The Advisor is permitted and has delegated the performance of services to CRIIMI MAE Services Limited Partnership ("CMSLP"), a subsidiary of CRIIMI MAE, pursuant to a sub-management agreement (the "Sub-Advisory Agreement"). The general partner and limited partner of CMSLP are wholly-owned subsidiaries of CRIIMI MAE. The delegation of such services by the Advisor to CMSLP does not relieve the Advisor of its obligation to perform such services. Furthermore the Advisor has retained its Consent Rights.

     The General Partner also serves as the General Partner for American Insured Mortgage Investors ("AIM 84"), American Insured Mortgage Investors. - Series 85, L.P ("AIM 85") and American Insured Mortgage Investors L.P. - Series 86 ("AIM 86") and owns general partner interests therein of 2.9%, 3.9% and 4.9%, respectively. The Partnership, AIM 84, AIM 85 and AIM 86 are collectively referred to as the "AIM Limited Partnerships".

     Prior to December 1996, the Partnership was engaged in the business of originating government insured mortgage loans ("Originated Insured Mortgages") and acquiring government insured mortgage loans ("Acquired Insured Mortgages" and, together with Originated Insured Mortgages, referred to herein as "Insured Mortgages"). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act of 1937, as amended (the "National Housing Act"). The Partnership Agreement states that the Partnership will terminate on December 31, 2021, unless terminated earlier under the provisions thereof. The Partnership is required, pursuant to the Partnership Agreement, to dispose of its assets prior to this date.

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

Investment in Mortgages
-----------------------

     The Partnership's investment in Insured Mortgages is comprised of participation certificates evidencing a 100% undivided beneficial interest in government insured multifamily mortgages issued or sold pursuant to Federal Housing Administration ("FHA") programs ("FHA-Insured Certificates"), mortgage-backed securities guaranteed by the Government National Mortgage Association ("GNMA") ("GNMA Mortgage-Backed Securities") and FHA-insured mortgage loans ("FHA-Insured Loans"). The mortgages underlying the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are primarily non-recourse first liens on multifamily residential developments.

     Payments of principal and interest on FHA-Insured Certificates and FHA-Insured Loans are insured by the United States Department of Housing and Urban Development ("HUD") pursuant to Title 2 of the National Housing Act. Payments of principal and interest on GNMA Mortgage-Backed Securities are guaranteed by GNMA pursuant to Title 3 of the National Housing Act.

     As of December 31, 2002, the weighted average remaining term of the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates is approximately 23 years. However, the Partnership Agreement states that the Partnership will terminate in approximately 19 years, on December 31, 2021, unless terminated earlier under the provisions of the Partnership Agreement. As the Partnership is anticipated to terminate prior to the weighted average remaining term of its investment in GNMA Mortgage-Backed Securities and FHA-Insured Certificates, the Partnership does not have the ability or intent, at this time, to hold these investments to maturity. Consequently, the General Partner believes that the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates should be classified as available for sale. Although the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are classified as available for sale for financial statement purposes, the General Partner does not presently intend to voluntarily dispose of these assets other than those which may be assigned to HUD as a result of a default.

     In connection with this classification the Partnership's investments in GNMA Mortgage-Backed Securities and FHA-Insured Certificates are recorded at fair value, as of December 31, 2002 and 2001, with the net unrealized gains and losses on these assets reported as other comprehensive income (loss) and as a separate component of partners' equity. Subsequent increases or decreases in the fair value of GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as available for sale, will be included in other comprehensive income
(loss) and as a separate component of partners' equity. Realized gains and losses on GNMA Mortgage-Backed Securities and FHA-Insured Certificates, classified as available for sale, will continue to be reported in earnings.

     As of December 31, 2002 and 2001, Investment in FHA-Insured Loan is recorded at amortized cost.

     The amortized cost of the investments in GNMA Mortgage-Backed Securities, FHA-Insured Certificates and FHA-Insured Loan is adjusted for amortization of discounts and premiums to maturity. Such amortization is included in mortgage investment income.

     Mortgage investment income consists of amortization of the discount or premiums plus the stated mortgage interest payments received or accrued. The difference between the cost and the unpaid principal balance at the time of purchase is carried as a discount or premium and amortized over the remaining contractual life of the mortgage using the effective interest method. The effective interest method provides a constant yield of income over the term of the mortgage.

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

Cash and Cash Equivalents
-------------------------

     Cash and cash equivalents consist of money market funds and time and demand deposits with original maturities of three months or less.

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

Income Taxes
------------

     No provision has been made for Federal, state or local income taxes in the accompanying statements of income and comprehensive income since, as a pass-through entity, all income taxes assessed on the Partnership's income are the responsibility of its Unitholders.

Recent Accounting Pronouncements
--------------------------------

     In January 2003, the FASB issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities", an interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN No. 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. FIN No. 46 is effective immediately for variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. The Interpretation applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Partnership does not expect the adoption of FIN No. 46 to have a material effect on its financial position or results of operations.

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following estimated fair values of the Partnership's financial instruments are presented in accordance with GAAP which defines fair value as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. These estimated fair values, however, do not represent the liquidation value or the market value of the Partnership.

                                           As of December 31, 2002              As of December 31, 2001
                                         Amortized           Fair             Amortized           Fair
                                           Cost              Value              Cost              Value
                                        -----------       -----------        -----------       -----------
Investment in FHA-Insured
  Certificates and GNMA
  Mortgage-Backed Securities:
  Acquired Insured Mortgages            $20,908,052       $21,211,314        $33,196,354       $32,300,617
  Originated Insured Mortgages            7,679,488         8,293,338          7,747,039         8,473,167
                                        -----------       -----------        -----------       -----------

                                        $28,587,540       $29,504,652        $40,943,393       $40,773,784
                                        ===========       ===========        ===========       ===========

Investment in FHA-Insured Loan:
  Acquired Insured Mortgage             $ 5,516,188       $ 5,520,512        $ 5,573,879       $ 5,230,714

Cash and cash equivalents               $ 5,240,883       $ 5,240,883        $ 5,626,184       $ 5,626,184

GNMA Mortgage-Backed Security
  contributed to affiliate              $ 1,774,479       $ 1,809,818        $ 1,807,729       $ 1,758,760


     The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Investment in FHA-Insured Certificates,
GNMA Mortgage-Backed Securities and FHA-Insured Loans
-----------------------------------------------------

     The fair values of the FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are priced internally. The Partnership used a discounted cash flow methodology to estimate the fair values; the cash flows were discounted using a discount rate that, in the Partnership's view, was commensurate with the market's perception of risk and value. The Partnership used a variety of sources to determine its discount rate including: (i) institutionally-available research reports, and (ii) communications with dealers and active insured mortgage security investors regarding the valuation of comparable securities.

Cash and cash equivalents
-------------------------

     The carrying amount approximates fair value because of the short maturity of these instruments.

4.   COMPREHENSIVE INCOME

     Comprehensive income includes net earnings as currently reported by the Partnership adjusted for other comprehensive income. Other comprehensive income for the Partnership consists of changes in unrealized gains and losses related to the Partnership's Insured Mortgages accounted for as available for sale. The table below breaks out other comprehensive income for the periods presented into the following two categories: (1) the change to unrealized gains and losses that relate to Insured Mortgages which were disposed of during the period with the resulting realized gain or loss reflected in net earnings (reclassification adjustments) and (2) the change in the unrealized gains or losses related to those investments that were not disposed of during the period.

                                                                       2002            2001           2000
                                                                       ----            ----           ----
Reclassification adjustment for losses (gains)
  included in net income                                           $   220,158    $   (61,266)    $   187,450
Unrealized holding gains (losses) arising during
  the period                                                           950,867       (477,608)        978,168
                                                                   -----------    -----------     -----------

Net adjustment to unrealized gains and losses on investments in
  Insured Mortgages                                                $ 1,171,025    $  (538,874)    $ 1,165,618
                                                                   ===========    ===========     ===========


5.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES

     The following is a discussion of the Partnership's Insured Mortgage investments, along with the risks related to each type of investment:

Fully Insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities
--------------------------------------------------------------------------

     Listed below is the Partnership's aggregate investment in fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities as of December 31, 2002 and 2001:

                                                                    2002                     2001
                                                                    ----                     ----
Number of:
  GNMA Mortgage-Backed Securities(1)(2)(3)(4)                             9                       13
  FHA-Insured Certificates                                                1                        1
Amortized Cost                                                 $ 20,908,052             $ 33,196,354
Face Value                                                       20,822,378               33,067,185
Fair Value                                                       21,211,314               32,300,617

(1) In January 2002, the mortgage on Orchard Creek Apartments was prepaid. The Partnership received net proceeds of approximately $1.3 million and recognized a gain of approximately $33,000 for the year ended December 31, 2002. A distribution of approximately $0.14 per Unit related to the prepayment of this mortgage was declared in February 2002 and paid to Unitholders in May 2002.
(2) In February 2002, the mortgage on Westview Terrace Apartments was prepaid. The Partnership received net proceeds of approximately $1.2 million and recognized a gain of approximately $49,000 for the year ended December 31, 2002. A distribution of approximately $0.12 per Unit related to the prepayment of this mortgage was declared in March 2002 and paid to Unitholders in May 2002.
(3) In September 2002, the mortgage on Stoney Creek was prepaid. The Partnership received net proceeds of approximately $5.2 million and recognized a gain of approximately $41,000 for the year ended December 31, 2002. A distribution of approximately $0.565 per Unit related to the prepayment of this mortgage was declared in September 2002 and paid to Unitholders in November 2002.
(4) In November 2002, the mortgage on Hewitt Gardens Apartments was prepaid. The Partnership received net proceeds of approximately $4.4 million and recognized a gain of approximately $72,000 for the year ended December 31, 2002. A distribution of approximately $0.47 per Unit related to the prepayment of this mortgage was declared in December 2002 and paid to Unitholders in February 2003.

     As of March 1, 2003, all of the Partnership's fully insured FHA-Insured Certificates and GNMA Mortgage-Backed Securities are current with respect to the payment of principal and interest.

     In February 1996, the General Partner instructed the servicer for the mortgage on Water's Edge of New Jersey, a fully insured acquired construction loan, to file a Notice of Default and an Election to Assign the mortgage with

HUD. The property underlying this construction loan was a nursing home located in Trenton, New Jersey. As of January 31, 1997, the Partnership had received approximately $10.2 million of the assignment proceeds, including partial repayment of the outstanding principal and accrued interest. HUD had disallowed approximately $1.65 million of the assignment claim. The General Partner retained counsel in this matter and pursued litigation against the loan servicer, Greystone Servicing Corporation, Inc. ("Greystone"), for the amount disallowed by HUD. On July 30, 1998, the Partnership filed a Motion for Judgement against Greystone in the Circuit Court of Fauquier County, Virginia. On June 1, 2001, a jury rendered a verdict in favor of the Partnership and against Greystone in the amount of approximately $780,000. On August 17, 2001, the Partnership received this amount plus accrued interest of approximately $9,000. A distribution of approximately $0.09 per Unit related to this court order was declared in September 2001 and paid to Unitholders in November 2001. In September 2001, the Partnership and Greystone agreed on a final settlement of approximately $238,000 for reimbursement of legal fees, to the Partnership. This amount was received on October 4, 2001. A distribution of approximately $0.03 per Unit related to the reimbursement of legal fees was declared in October 2001 and paid to Unitholders in February 2002. During the year ended December 31, 2001, the Partnership incurred a loss of approximately $315,000 related to this litigation. This loss includes legal fees incurred from April 1 through December 31, 2001, of approximately $199,000. As of December 31, 2001, the Partnership had recognized aggregate losses of approximately $894,000 related to the disposition of the mortgage on Water's Edge of New Jersey, which includes losses recognized in 1996, 1997 and 2001. The Partnership did not recognize a loss on this mortgage in 2002 and does not expect to incur any additional losses related to this mortgage.

Coinsured Program
-----------------

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

     As of December 31, 2002 and 2001, the Partnership held one investment in a coinsured FHA-Insured Certificate secured by a coinsured mortgage. The remaining FHA-Insured Certificate is coinsured by Integrated Funding, Inc. ("IFI"), an affiliate of the Partnership. The following is a discussion of the Partnership's coinsured mortgage investments.

a.   Coinsured by affiliate
     ----------------------

     As of December 31, 2002 and 2001, the Partnership held one investment in an FHA-Insured Certificate secured by a coinsured mortgage, where the coinsurance lender is IFI. This investment was made on behalf of the Partnership by the former managing general partner. As structured by the former managing general partner the Partnership bears the risk of loss upon default for IFI's portion of the coinsurance loss on this mortgage investment. There was no loan loss recognized for the years ended 2002, 2001 and 2000. A cumulative loan loss of $1,511,743 was recognized in prior years for the mortgage on Summerwind Apartments - Phase II when it appeared probable the mortgagor would default on the loan.

     Listed below is the Partnership's investment in the mortgage coinsured by affiliate as of December 31, 2002 and 2001:

                                  2002                     2001
                              ------------             ------------

Amortized Cost                $  7,679,488             $  7,747,039
Face Value                       8,958,360                9,057,300
Fair Value                       8,293,338                8,473,167

     As of March 1, 2003, the mortgagor was current with respect to payment of principal and interest on this coinsured mortgage.

b.   Coinsured by third party
     ------------------------

     The previously owned mortgage on St. Charles Place - Phase II, was coinsured by The Patrician Mortgage Company ("Patrician"), an unaffiliated third party coinsurance lender under the HUD coinsurance program. On October 14, 1993, Patrician filed a foreclosure action on the property underlying this coinsured mortgage. On November 2, 1993, the mortgagor filed for protection under Chapter 11 of the U.S. Bankruptcy Code. The property was acquired and vested with Patrician in November 1998 and subsequently sold on October 12, 1999. Patrician filed a coinsurance claim for insurance benefits with HUD in October 1999, for remaining amounts due, including past due interest. In November 1999, the Partnership received sales proceeds of approximately $3 million. A distribution of approximately $0.32 per Unit related to the sale was declared in November
1999 and was paid to Unitholders in February 2000. In February 2001, the Partnership received claim proceeds from Patrician of approximately $2.2 million and recognized a gain of approximately $822,000 for the year ended December 31, 2001. The claim proceeds represent the remaining balance due on the mortgage, including interest from November 1, 1995 through the date of receipt. A distribution of approximately $0.24 per Unit related to the prepayment of this mortgage was declared in March 2001 and paid to Unitholders in May 2001. The amount of the Partnership's investment in this mortgage represented the Partnership's approximate 55% ownership interest in the mortgage. The remaining 45% ownership interest was held by AIM 86.


6.   INVESTMENT IN FHA-INSURED LOAN

     Listed below is the Partnership's investment in the one FHA-Insured Loan as of December 31, 2002 and 2001:

                                  2002                     2001
                              ------------             ------------

Amortized Cost                $  5,516,188             $  5,573,879
Face Value                       5,516,188                5,573,879
Fair Value                       5,520,512                5,230,714

     As of March 1, 2003, the Partnership's FHA-Insured Loan was current with respect to payment of principal and interest.

7.   TRANSACTIONS WITH RELATED PARTIES

     The principal executive officers of the General Partner for the years ended December 31, 2002, 2001 and 2000 did not receive fees for serving as executive officers of the General Partner, nor are any fees expected to be paid to the executive officers in the future.

     The General Partner, CMSLP and certain affiliated entities have, during the years ended December 31, 2002, 2001 and 2000, earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                              Capacity in Which                 For the years ended December 31,
Name of Recipient                Served/Item                    2002         2001         2000
-----------------             -----------------                 ----         -----        ----
CRIIMI, Inc. (1)         General Partner/Distribution        $  752,850   $  927,459   $  807,275

AIM Acquisition          Advisor/Asset Management Fee           471,887      565,368      712,869
  Partners, L.P. (2)

CRIIMI MAE               Affiliate of General Partner/           49,422       48,892       46,164
  Management, Inc. (3)   Expense Reimbursement


(1) The General Partner, pursuant to amendments to the partnership agreement, effective September 6, 1991, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (both as defined in the partnership agreement).

(2) The Advisor is entitled to an asset management fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee equal to of 0.28% of total invested assets from the Advisor's asset management fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $139,069, $166,617 and $210,081 for the years ended December 31, 2002, 2001 and 2000, respectively. The general and limited partners of CMSLP are wholly-owned subsidiaries of CRIIMI MAE Inc.

(3) CRIIMI MAE Management, Inc., an affiliate of the General Partner, is reimbursed for personnel and administrative services on an actual cost basis.

8. DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the years ended December 31, 2002, 2001 and 2000 are as follows:

                                              2002                   2001                      2000
                                           ----------            ----------                 ----------
Quarter ended March 31                     $    0.355 (1)(2)     $    1.010 (5)(6)(7)       $     0.37 (13)
Quarter ended June 30                           0.090                 0.105                       0.42 (14)(15)
Quarter ended September 30                      0.655 (3)             0.305 (8)(9)                0.15
Quarter ended December 31                       0.560 (4)             0.625 (10)(11)(12)          0.84 (16)
                                           ----------            ----------                 ----------
                                           $    1.660            $    2.045                 $     1.78
                                           ==========            ==========                 ==========

     The following disposition proceeds are included in the distributions listed above:

                                                  Date                                Net
                                                Proceeds        Type of             Proceeds
          Complex Name                          received      Disposition           Per Unit
          ------------                          --------      -----------           --------
(1)       Orchard Creek Apartments              Jan 2002      Prepayment             $ 0.14
(2)       Westview Terrace Apartments           Feb 2002      Prepayment               0.12
(3)       Stoney Creek                          Sep 2002      Prepayment               0.565
(4)       Hewitt Gardens                        Nov 2002      Prepayment               0.47
(5)       Silver Lake Plaza Apartments          Jan 2001      Prepayment               0.56
(6)       Holton Manor                          Feb 2001      Prepayment               0.10
(7)       St. Charles Place-Phase II            Feb 2001      Coinsurance Claim        0.24
(8)       Water's Edge of New Jersey            Aug 2001      Assignment               0.09
(9)       Lorenzo Carolina Apartments           Aug 2001      Prepayment               0.11
(10)      Water's Edge of New Jersey            Oct 2001      Assignment               0.03
(11)      Beauvoir Manor Apartments             Oct 2001      Prepayment               0.14
(12)      Woodcrest Townhomes                   Nov 2001      Prepayment               0.34
(13)      Linville Manor                        Mar 2000      Prepayment               0.22
(14)      Park Avenue Plaza                     May 2000      Prepayment               0.22
(15)      Kingsway Apartments                   May 2000      Prepayment               0.05
(16)      Lioncrest Towers                      Nov 2000      Prepayment               0.70

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Partnership's Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market in which the monthly mortgage payment receipts are temporarily invested, by the General Partner, prior to the payment of quarterly distributions, (2) the reduction in the asset base resulting from monthly mortgage payments received or mortgage dispositions,
(3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages, the timing of receipt of debentures, the interest rate on debentures and debenture redemptions, and (4) changes in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

9.   INVESTMENT IN AFFILIATE

     In addition to the related party transactions described in Note 7, in order to capitalize IFI with sufficient net worth under HUD regulations, in April 1994, the Partnership transferred a GNMA Mortgage-Backed Security in the amount of approximately $2.0 million to IFI. As of December 31, 2002 and 2001, this GNMA Mortgage-Backed Security had a face value and a fair value of approximately $1.8 million. The Partnership's interest in this security is included on the balance sheet in Investment in affiliate. As of December 31, 2002, the Partnership along with AIM 85 and AIM 86 equally own AIM Mortgage, Inc. In turn, AIM Mortgage, Inc. owns all of the outstanding preferred stock and common stock of IFI.

     As part of the Partnership's transfer of the GNMA Mortgage-Backed Security to IFI, AIM 85 and AIM 86 each issued a demand note payable to the Partnership and recorded an investment in IFI through AIM Mortgage, Inc. at an amount proportionate to each entity's coinsured mortgages for which IFI was the mortgagee of record as of April 1, 1994. In April 1997, the GNMA Mortgage-Backed Security was reallocated between the Partnership and AIM 86 as AIM 85 no longer held any mortgages coinsured by IFI. As a result, a new demand note payable from AIM 86 was issued and the investment in IFI was reallocated. As of December 31, 2000, the Partnership's demand note receivable from AIM 86 was cancelled as AIM 86 no longer held mortgages coinsured by IFI. As a result the investment in IFI was reallocated. Interest income on this note was $0, $0 and $45,994 during the years ended December 31, 2002, 2001 and 2000, respectively, and is included in interest and other income on the accompanying statements of income and comprehensive income.

     In connection with these transfers, the expense reimbursement agreement was amended as of April 1, 1997, to adjust the allocation of the expense reimbursement to the AIM Limited Partnerships to an amount proportionate to each entity's coinsured mortgage investments for which IFI was the mortgagee of record as of April 1, 1997. The expense reimbursement, as amended, along with the Partnership's interest income from the notes receivable, and the Partnership's equity interest in IFI's net income or loss, substantially equals the mortgage interest on the GNMA Mortgage-Backed Security transferred to IFI. In April 1997, this agreement was amended to exclude AIM 85, which no longer held mortgages coinsured by IFI. In December 2000, this agreement was amended to exclude AIM 86, which no longer held mortgages coinsured by IFI. The Partnership received expense reimbursements of $132,146, $130,470 and $89,336 during the years ended December 31, 2002, 2001 and 2000, respectively, which offset general and administrative expenses on the accompanying statements of income and comprehensive income.


10.  PARTNERS' EQUITY

     In a public offering which ended in March 1989, depositary Units representing economic rights in limited partnership interests ("Units") were issued at a stated value of $20. A total of 8,851,966 Units were issued for an aggregate capital contribution of $177,039,320. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership in exchange for 125 Units and the former general partners contributed a total of $1,000 to the Partnership. During 1994, the Partnership repurchased 50,000 Units.

11.  SUMMARY OF QUARTERLY RESULTS OF OPERATIONS
     (Dollars In Thousands, Except Per Unit Data)

         The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2002, 2001 and 2000:

                                                                     2002
                                                                 Quarter ended
                                         March 31           June 30        September 30       December 31
                                         --------           -------        ------------       -----------
Income                                  $      931        $      904        $      889        $      773
Net earnings                                   849               742               797               723
Net gains from mortgage
  dispositions                                  82                 -                41                72
Net earnings per
  Limited Partnership Unit - Basic            0.09              0.08              0.09              0.08


                                                                     2001
                                                                 Quarter ended
                                         March 31           June 30        September 30       December 31
                                         --------           -------        ------------       -----------

Income                                  $    1,209        $    1,106        $    1,065        $    1,008
Net earnings                                 1,927               450             1,103             1,071
Net gains (losses) from mortgage
  dispositions                                 941              (476)              210               235
Net earnings per
  Limited Partnership Unit - Basic            0.21              0.05              0.12              0.11


                                                                     2000
                                                                 Quarter ended
                                         March 31           June 30        September 30       December 31
                                         --------           -------        ------------       -----------

Income                                  $    1,464        $    1,383        $    1,339        $    1,315
Net earnings                                 1,329             1,252             1,117             1,040
Net gains from mortgage
  dispositions                                 107               100                --               180
Net earnings per
  Limited Partnership Unit - Basic            0.14              0.14              0.12              0.11

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88
                   SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2002

                                                                    Interest                                          Annual Payment
                                                                    Rate on            Face               Net         Principal and
                                                      Maturity      Mortgage          Value of       Carrying Value      Interest
Development Name/Location                               Date          (5)           Mortgage (3)      (3)(6)(7)(9)        (5)(8)
-------------------------                               ----          ---           ------------      ------------        ------
ACQUIRED INSURED MORTGAGE:
FHA-Insured Certificate (carried at fair value)
-----------------------------------------------

Sylvan Manor, Silver Spring, MD                         5/21         7.500%         $  2,830,343      $  2,835,984      $ 284,523
                                                                                    ------------      ------------

GNMA Mortgage-Backed Securities (carried at fair value)
-------------------------------------------------------

Burlwood Apts., Portland, OR                            8/15         9.000%              533,037           544,708         62,748
Collin Care Centers, Plano, TX                          9/30         8.125%            1,632,726         1,663,888        144,356
Garden Terrace, Douglasville, GA                        1/20         7.125%            2,391,356         2,441,174        236,948
Greenview Garden, Butler, PA                            7/33         9.000%              859,257           880,829         78,348
Lamplighter Apts., Port Arthur, TX                     10/29         9.000%            2,148,750         2,203,204        207,316
Oaklawn Apts., Boise, ID                                8/24         9.000%              450,752           459,564         40,599
Oakwood Gardens, San Jose, CA                          10/23         7.750%            1,064,690         1,085,894         97,932
San Jose South, San Jose, CA                           10/23         7.750%            7,613,407         7,765,042        700,292
Tehama Estates, Sacramento, CA                          7/29         8.750%            1,298,060         1,331,027        122,831
                                                                                    ------------      ------------

   Total Investment in GNMA Mortgage-Backed Securities, carried at fair value         17,992,035        18,375,330
                                                                                    ------------      ------------

     Total Investment in Acquired Insured Mortgages, carried at fair value            20,822,378        21,211,314
                                                                                    ------------      ------------

ORIGINATED INSURED MORTGAGES:
Coinsured FHA-Insured Certificate (carried at fair value)
---------------------------------------------------------

Summerwind Apartments-Phase II, Naples, FL(1)(4)        6/30         8.500%            8,958,360         8,293,338        865,175
                                                                                    ------------      ------------

     Total Investment in FHA-Insured Certificates and
       GNMA Mortgage-Backed Securities, carried at fair value                         29,780,738        29,504,652
                                                                                    ------------      ------------

Fully Insured FHA-Insured Loan (carried at amortized cost)(2)
-------------------------------------------------------------

The Turn at Gresham, Gresham, Oregon(1)                 8/29         8.000%            5,516,188         5,516,188 (2)    501,516
                                                                                    ------------      ------------     ----------

TOTAL INVESTMENT IN INSURED MORTGAGES                                               $ 35,296,926      $ 35,020,840
                                                                                    ============      ============


TOTAL ANNUAL PRINCIPAL AND INTEREST                                                                                    $3,342,584
                                                                                                                       ==========

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88 NOTES TO SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
                                DECEMBER 31, 2002

(1) Two Insured Mortgages, Summerwind - Phase II and The Turn at Gresham, contain a special assignment option which allows the Partnership to require payment from the borrower of the unpaid principal balance of the mortgage, anytime after a certain date. Upon such request, the borrower must make payment to the Partnership or the Partnership may cancel the FHA insurance applicable to the mortgage and institute foreclosure proceedings.

(2)  Inclusive of closing costs and acquisition fees.

(3) Prepayment of these Insured Mortgages would be based upon the unpaid principal balance at the time of prepayment.

(4) This mortgage is insured under the HUD coinsurance program. IFI is the HUD-approved coinsurance lender and the Partnership bears the risk of any coinsurance loss, as previously discussed. The Partnership has recorded a cumulative loan loss of $1,511,743 in prior years, related to this mortgage. No loan losses were recognized for the years ended 2002, 2001 and 2000.

(5) In addition, the servicer or the sub-servicer of the mortgage, primarily unaffiliated third parties, is entitled to receive compensation for certain services rendered.

(6) A reconciliation of the carrying value of the Partnership's investment in Insured Mortgages, for the years ended December 31, 2002 and 2001, is as follows:

                                                                 2002                      2001
                                                             ------------              ------------
Beginning balance                                            $ 46,347,663              $ 58,768,702

Principal receipts on mortgages                                  (575,246)                 (623,671)

Proceeds from disposition of mortgages                        (12,033,478)              (11,697,541)

Net gains on mortgage prepayments                                 195,182                   402,811

Net unrealized gains (losses)  on investment in FHA-Insured
  Certificates and GNMA Mortgage-Backed Securities              1,086,719                  (502,638)
                                                             ------------              ------------
Ending balance                                               $ 35,020,840              $ 46,347,663
                                                             ============              ============

(7) The mortgages underlying the Partnership's investments in FHA-Insured Certificates, GNMA Mortgage-Backed Securities and FHA-Insured Loans are primarily non-recourse first liens on multifamily residential developments or retirement homes.

(8) Principal and interest are payable at relatively level amounts over the life of the Insured Mortgages.

(9) As of December 31, 2002 and 2001, the tax basis of the Insured Mortgages was approximately $35 million and $48 million, respectively.