Form 10-Q
period 2003-03-31
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 2003-05-13
CIK 811437

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549
                                FORM 10-Q


           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                             March 31, 2003
                                                  --------------

Commission file number                               1-12724
                                                  --------------



               AMERICAN INSURED MORTGAGE INVESTORS L.P.- SERIES 88
               ---------------------------------------------------
               (Exact name of registrant as specified in charter)


           Delaware                                   13-3398206
-------------------------------          ---------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


11200 Rockville Pike, Rockville, Maryland                    20852
-----------------------------------------        ------------------------------
(Address of principal executive offices)                  (Zip Code)


                                  (301) 816-2300
-------------------------------------------------------------------------------
                (Registrant's telephone number, including area code)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

     As of March 31, 2003, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2003


                                                                          PAGE
                                                                          ----
PART I.     Financial Information

Item 1.     Financial Statements

               Balance Sheets - March 31, 2003 (unaudited) and
                 December 31, 2002.....................................     3

               Statements of Income and Comprehensive Income - for the
                 three months ended March 31, 2003 and 2002
                 (unaudited) ..........................................     4

               Statement of Changes in Partners' Equity - for the
                 three months ended March 31, 2003 (unaudited).........     5

               Statements of Cash Flows - for the three months ended
                 March 31, 2003 and 2002 (unaudited)...................     6

               Notes to Financial Statements (unaudited)...............     7

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................   12

Item 3.     Qualitative and Quantitative Disclosures About Market Risk .   14

Item 4.     Controls and Procedures.....................................   14

PART II.    Other Information

Item 6.     Exhibits and Reports on Form 8-K............................   15

Signature   ............................................................   16

Certification ..........................................................   17

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                            March 31,        December 31,
                                                              2003               2002
                                                          ------------       ------------
                                                           (Unaudited)
                        ASSETS
Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value
    Acquired insured mortgages                            $ 21,001,786       $ 21,211,314
    Originated insured mortgages                             8,269,559          8,293,338
                                                          ------------       ------------
                                                            29,271,345         29,504,652

Investment in FHA-Insured Loan, at cost
    Originated insured mortgage                              5,501,032          5,516,188

Cash and cash equivalents                                      846,862          5,240,883

Investment in affiliate                                      1,843,066          1,843,066

Receivables and other assets                                   278,642            278,608
                                                          ------------       ------------
      Total assets                                        $ 37,740,947       $ 42,383,397
                                                          ============       ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                     $    740,449       $  5,183,145

Accounts payable and accrued expenses                          140,900             67,315
                                                          ------------       ------------
      Total liabilities                                        881,349          5,250,460
                                                          ------------       ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    8,802,091 Units issued and outstanding                  43,534,833         43,686,324
  General partner's deficit                                 (6,894,893)        (6,887,087)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                                      (618,750)          (618,750)
  Accumulated other comprehensive income                       838,408            952,450
                                                          ------------       ------------
      Total partners' equity                                36,859,598         37,132,937
                                                          ------------       ------------
      Total liabilities and partners' equity              $ 37,740,947       $ 42,383,397
                                                          ============       ============

      The accompanying notes are an integral part of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                              For the three months ended
                                                                       March 31,
                                                                2003              2002
                                                            ------------      ------------
Income:
  Mortgage investment income                                $    709,289      $    919,804
  Interest and other income                                        5,891            11,454
                                                            ------------      ------------
                                                                 715,180           931,258
                                                            ------------      ------------
Expenses:
  Asset management fee to related parties                         97,449           124,320
  General and administrative                                      36,579            40,372
                                                            ------------      ------------
                                                                 134,028           164,692
                                                            ------------      ------------
Net earnings before gains on
  mortgage dispositions                                          581,152           766,566

Gains on mortgage dispositions                                         -            82,518
                                                            ------------      ------------
Net earnings                                                $    581,152      $    849,084
                                                            ============      ============
Other comprehensive (loss) income - adjustment to
  unrealized gains on investments in insured mortgages          (114,042)          247,586
                                                            ------------      ------------
Comprehensive income                                        $    467,110      $  1,096,670
                                                            ============      ============
Net earnings allocated to:
  Limited partners - 95.1%                                  $    552,676      $    807,479
  General Partner -   4.9%                                        28,476            41,605
                                                            ------------      ------------
                                                            $    581,152      $    849,084
                                                            ============      ============
Net earnings per Unit of limited
  partnership interest - basic                              $       0.06      $       0.09
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

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the three months ended March 31, 2003

                                   (Unaudited)

                                                                                    Repurchased      Accumulated
                                                                                      Limited          Other
                                                    General          Limited        Partnership     Comprehensive
                                                    Partner          Partners          Units           Income            Total
                                                 -------------    -------------    -------------    -------------    -------------
Balance, December 31, 2002                       $  (6,887,087)   $  43,686,324    $    (618,750)   $     952,450    $  37,132,937

  Net earnings                                          28,476          552,676                -                -          581,152

  Adjustment to unrealized gains on
     investments in insured mortgages                        -                -                -         (114,042)        (114,042)

  Distributions paid or accrued of
     $0.080 per Unit, including return
     of capital of $0.020 per Unit                     (36,282)        (704,167)               -                -         (740,449)
                                                 -------------    -------------    -------------    -------------    -------------
Balance, March 31, 2003                          $  (6,894,893)   $  43,534,833    $    (618,750)   $     838,408    $  36,859,598
                                                 =============    =============    =============    =============    =============

Limited Partnership Units outstanding -
  basic, as of March 31, 2003                                         8,802,091
                                                                      =========


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                       For the three months ended
                                                                                                March 31,
                                                                                         2003              2002
                                                                                     ------------      ------------
Cash flows from operating activities:
   Net earnings                                                                      $    581,152      $    849,084
   Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Net gains on mortgage dispositions                                                        -           (82,518)
      Changes in assets and liabilities:
         Increase (decrease) in accounts payable and accrued expenses                      73,585           (26,680)
         (Increase) decrease in receivables and other assets                                  (34)            9,826
                                                                                     ------------      ------------

            Net cash provided by operating activities                                     654,703           749,712
                                                                                     ------------      ------------
Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                  134,421           147,751
   Proceeds from mortgage dispositions                                                          -         2,429,898
                                                                                     ------------      ------------

            Net cash provided by investing activities                                     134,421         2,577,649
                                                                                     ------------      ------------
Cash flows used in financing activities:
   Distributions paid to partners                                                      (5,183,145)       (5,784,764)
                                                                                     ------------      ------------

Net decrease in cash and cash equivalents                                              (4,394,021)       (2,457,403)

Cash and cash equivalents, beginning of period                                          5,240,883         5,626,184
                                                                                     ------------      ------------

Cash and cash equivalents, end of period                                             $    846,862      $  3,168,781
                                                                                     ============      ============


                   The accompanying notes are an integral part
                          of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.   ORGANIZATION

     American Insured Mortgage Investors L.P. - Series 88 (the "Partnership") was formed pursuant to a limited partnership agreement, as amended, ("Partnership Agreement") under the Uniform Limited Partnership Act of the State of Delaware on February 13, 1987. During the period from October 2, 1987 (the initial closing date of the Partnership's public offering) through March 10, 1989 (the termination date of the offering), the Partnership, pursuant to its public offering of Units, raised a total of $177,039,320 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership and received 125 units of limited partnership interest in exchange therefor.

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

     Prior to December 1996, the Partnership was engaged in the business of originating government insured mortgage loans ("Originated Insured Mortgages") and acquiring government insured mortgage loans ("Acquired Insured Mortgages" and, together with Originated Insured Mortgages, referred to herein as "Insured Mortgages"). In accordance with the terms of the Partnership Agreement, the Partnership is no longer authorized to originate or acquire Insured Mortgages and, consequently, its primary objective is to manage its portfolio of mortgage investments, all of which are insured under Section 221(d)(4) or Section 231 of the National Housing Act of 1937, as amended (the "National Housing Act"). The Partnership Agreement states that the Partnership will terminate on December 31, 2021, unless terminated earlier under the provisions thereof. The Partnership is required, pursuant to the Partnership Agreement, to dispose of its assets prior to this date. Early prepayment of the Partnership's Insured Mortgages or other disposition by the General Partner in accordance with the terms of the Partnership Agreement may effect an early termination and dissolution of the Partnership before the stated termination date.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

2.   BASIS OF PRESENTATION

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of March 31, 2003 and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002.

     These unaudited  financial  statements  have been prepared  pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES

     Fully Insured Mortgage Investments
     ----------------------------------

     Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Certificates and GNMA Mortgage-Backed Securities:

                                                      March 31, 2003          December 31, 2002
                                                      --------------          -----------------
     Number of:
      GNMA Mortgage-Backed Securities                             9                        9
      FHA-Insured Certificates (1)                                1                        1
     Amortized Cost                                    $ 20,806,745             $ 20,908,052
     Face Value                                          20,722,443               20,822,378
     Fair Value                                          21,001,787               21,211,314


(1) In April 2003, the mortgage on Sylvan Manor was prepaid. The Partnership received net proceeds of approximately $2.8 million and expects to recognize a loss of approximately $1,000 in the second quarter of 2003. A distribution of approximately $0.305 per Unit related to the prepayment of this mortgage was declared in April 2003 and is expected to be paid to Unitholders in August 2003.

     As of May 1, 2003, all fully insured GNMA Mortgage-Backed Securities were current with respect to the payment of principal and interest.

     Coinsured by affiliate
     ----------------------

     As of March 31, 2003 and December 31, 2002, the Partnership held an investment in one FHA-Insured Certificate secured by a coinsured mortgage, where the coinsurance lender is Integrated Funding Inc. ("IFI"), an affiliate of the Partnership.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

     Listed below is the Partnership's investment in the mortgage coinsured by affiliate as of March 31, 2003 and December 31, 2002:

                                                                March 31, 2003          December 31, 2002
                                                                --------------          -----------------
Amortized Cost                                                   $7,661,531               $7,679,488
Face Value                                                        8,932,271                8,958,360
Fair Value                                                        8,269,559                8,293,338


     As of May 1, 2003, the coinsured mortgage, was current with respect to the payment of principal and interest.


4.   INVESTMENT IN FHA-INSURED LOAN

     Listed below is the Partnership's investment in the one FHA-Insured Loan as of March 31, 2003 and December 31, 2002:

                                                                March 31, 2003          December 31, 2002
                                                                --------------          -----------------
Amortized Cost                                                   $5,501,032               $5,516,188
Face Value                                                        5,501,032                5,516,188
Fair Value                                                        5,505,567                5,520,512


     As of May 1, 2003, the Partnership's FHA-Insured Loan was current with respect to the payment of principal and interest.


5.   INVESTMENT IN AFFILIATE

     In order to capitalize IFI with sufficient net worth under regulations of the United States Department of Housing and Urban Development ("HUD") in April 1994, the Partnership transferred a GNMA Mortgage-Backed Security in the amount of approximately $2.0 million (the "GNMA Security") to IFI. As of March 31, 2003 and December 31, 2002, this GNMA Security had a face value and a fair value of approximately $1.8 million. The Partnership's interest in this security is included on the balance sheet in Investment in affiliate. The Partnership, along with AIM 85 and AIM 86, equally own AIM Mortgage, Inc. In turn, AIM Mortgage, Inc. owns all of the outstanding preferred and common stock of IFI.

     As part of the Partnership's transfer of the GNMA Security to IFI, the Partnership is reimbursed for expenses related to IFI, pursuant to an expense reimbursement agreement, as amended on January 1, 2001. The Partnership's expense reimbursement and the Partnership's equity interest in IFI's net income or loss substantially equals the mortgage interest on the GNMA Security transferred to IFI. The Partnership received expense reimbursements of approximately $32,675 and $33,036 for the three months ended March 31, 2003 and 2002, respectively, which are included in general and administrative expenses on the accompanying statements of income and comprehensive income.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the three months ended March 31, 2003 and 2002 are as follows:

                                   2003              2002
                                  -------          --------
Quarter ended March 31,           $  0.08          $  0.355(1)
                                  -------          --------
                                  $  0.08          $  0.355
                                  =======          ========

(1) This amount includes approximately $0.14 per Unit representing net proceeds from the prepayment of the mortgage on Orchard Creek Apartments and approximately $0.12 per Unit representing net proceeds from the prepayment of the mortgage on Westview Terrace Apartments.

     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner, CMSLP and certain affiliated entities have earned or received compensation or payments for services from the Partnership as follows:

                 COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                 -----------------------------------------------

                                                                   For the three months
                                    Capacity in Which                 ended March 31,
      Name of Recipient                Served/Item                  2003          2002
      -----------------       -----------------------------      ----------    ----------
      CRIIMI, Inc. (1)         General Partner/Distribution      $   36,282    $  161,002

      AIM Acquisition          Advisor/Asset Management Fee          97,449       124,320
        Partners, L.P. (2)

      CRIIMI MAE Management,   Affiliate of General Partner/         15,732        13,061
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

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $28,719 and $36,638 for the three months ended March 31, 2003 and 2002, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

(3) CRIIMI MAE Management, Inc., an affiliate of the General Partner, is reimbursed for personnel and administrative services on an actual cost basis.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS. When used in this Quarterly Report on Form 10-Q, the words "believe," "anticipate," "expect," "contemplate," "may," "will," and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this Quarterly Report on Form 10-Q pursuant to the "safe harbor" provision of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially. Accordingly, the following information contains or may contain forward-looking statements: (1) information included or incorporated by reference in this Quarterly Report on Form 10-Q, including, without limitation, statements made under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, (2) information included or incorporated by reference in prior and future filings by the Partnership with the Securities and Exchange Commission ("SEC") including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans and (3) information contained in written material, releases and oral statements issued by or on behalf of, the Partnership, including, without limitation, statements with respect to growth, projected revenues, earnings, returns and yields on its portfolio of mortgage assets, the impact of interest rates, costs and business strategies and plans. Factors which may cause actual results to differ materially from those contained in the forward-looking statements identified above include, but are not limited to (i) regulatory and litigation matters, (ii) interest rates, (iii) trends in the economy, (iv)
prepayment of mortgages, (v) defaulted mortgages, (vi) errors in servicing defaulted mortgages and (vii) sales of mortgage investments below fair market value. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only of the date hereof. The Partnership undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Mortgage Investments
--------------------

     As of March 31, 2003, the Partnership had invested in 12 Insured Mortgages with an aggregate amortized cost of approximately $34.0 million, a face value of approximately $35.2 million and a fair value of approximately $34.8 million.

     In April 2003, the mortgage on Sylvan Manor was prepaid. The Partnership received net proceeds of approximately $2.8 million and expects to recognize a loss of approximately $1,000 in the second quarter of 2003. A distribution of approximately $0.305 per Unit related to the prepayment of this mortgage was declared in April 2003 and is expected to be paid to Unitholders in August 2003.

     As of May 1, 2003, all of the Insured Mortgages were current with respect to the payment of principal and interest.

Results of Operations
---------------------

     Net earnings decreased by approximately $268,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due to decreases in mortgage investment income and gains on mortgage dispositions, as discussed below.

     Mortgage investment income decreased by approximately $211,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of two mortgage dispositions with an aggregate principal balance of approximately $9.5 million, representing an approximate 21% decrease in the aggregate principal balance of the total mortgage portfolio since April 2002.

     Interest and other income decreased by approximately $5,600 for the three months ended March 31, 2003 as compared to the corresponding period in 2002, primarily due to the amounts and timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fee to related parties decreased by approximately $27,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002, due to the reduction in the mortgage base, as discussed previously.

     General and administrative expenses decreased by approximately $4,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due to decreases in professional fees and public relations expense.

     Gains on mortgage dispositions decreased by approximately $83,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002. During the first three months of 2003, the Partnership recognized no gains or losses. During the first three months of 2002, the Partnership recognized gains of approximately $83,000 from the prepayment of the mortgages on Orchard Creek Apartments and Westview Terrace Apartments.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments are the Partnership's principal sources of cash flows and were sufficient during the first three months of 2003 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal received from Insured Mortgages. Although the Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Early prepayment of the Partnership's Insured Mortgages or other disposition by the General Partner in accordance with the terms of the Partnership Agreement may effect an early termination and dissolution of the Partnership before the stated termination date of December 31, 2021.

     Net cash provided by operating activities decreased by approximately $95,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily resulting from a decrease in mortgage investment income, as previously discussed, partially offset by an increase in accounts payable and accrued expenses. Accounts payable and accrued expenses increased due to the timing of the payment of the quarterly asset management fee.

     Net cash provided by investing activities decreased by approximately $2.4 million for the three months ended March 31, 2003, as compared to the corresponding period in 2002, primarily due to a decrease in proceeds received from mortgage dispositions.

     Net cash used in financing activities decreased by approximately $602,000 for the three months ended March 31, 2003, as compared to the corresponding period in 2002, due to a decrease in the amount of distributions paid to partners during the first three months of 2003 as compared to the same period in 2002.

PART I.   FINANCIAL INFORMATION
ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Management has determined that there has not been a material change as of March 31, 2003, in market risk from December 31, 2002 as reported in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.


ITEM 4.   CONTROLS AND PROCEDURES

     Within 90 days prior to the date of filing this quarterly report on Form 10-Q, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner's management, including the General Partner's Chairman of the Board and Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the General Partner's CEO and CFO concluded that its disclosure controls and procedures are effective and timely in alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings. There were no significant changes in the General Partner's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of its most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.      OTHER INFORMATION
ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

              Exhibit No.                        Purpose
              -----------                        -------

                 99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Barry S. Blattman, Chairman of the Board, Chief Executive Officer and President of the General Partner (Filed herewith).

                 99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Cynthia O. Azzara, Senior Vice President, Chief Financial Officer and Treasurer of the General Partner (Filed herewith).

     (b)  Reports on Form 8-K

              Date
              ----

          March 26, 2003              To report (i) a press release issued on
                                      March 21, 2003 announcing the March 2003 distribution to the Partnership's
                                      Unitholders and (ii) a press release
                                      issued on March 24, 2003 announcing the
                                      Partnership's fourth quarter and year
                                      ended December 31, 2002 financial results.

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

                                  AMERICAN INSURED MORTGAGE
                                  INVESTORS L.P. - SERIES 88
                                  (Registrant)

                                  By:  CRIIMI, Inc.
                                       General Partner


May 13, 2003                      /s/ Cynthia O. Azzara
------------                      -------------------------------------------
Date                              Cynthia O. Azzara
                                  Senior Vice President,
                                  Chief Financial Officer and
                                  Treasurer (Principal Accounting Officer)

                            CERTIFICATION

I, Barry S. Blattman, Chairman of the Board, Chief Executive Officer and President, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of American Insured Mortgage Investors L.P. - Series 88;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

                                AMERICAN INSURED MORTGAGE
                                INVESTORS L.P. - SERIES 88
                                (Registrant)
                                By: CRIIMI, Inc.
                                    General Partner


Date: May 13, 2003              /s/ Barry S. Blattman
                                -------------------------------------
                                Barry S. Blattman
                                Chairman of the Board,
                                Chief Executive Officer and President

                                  CERTIFICATION

I, Cynthia O. Azzara, Senior Vice President, Chief Financial Officer and Treasurer, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of American Insured Mortgage Investors L.P. - Series 88;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

                                  AMERICAN INSURED MORTGAGE
                                  INVESTORS L.P. - SERIES 88
                                  (Registrant)
                                  By: CRIIMI, Inc.
                                      General Partner


Date: May 13, 2003                /s/ Cynthia O. Azzara
                                  ------------------------------------
                                  Cynthia O. Azzara
                                  Senior Vice President, Chief
                                  Financial Officer and Treasurer