Form 10-Q
period 2003-06-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 2003-08-13
CIK 811437

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                                      June 30, 2003
                                                           -------------

Commission file number                                        1-12724
                                                              -------



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

     As of June 30, 2003, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                       FOR THE QUARTER ENDED JUNE 30, 2003

                                                                                                             PAGE
                                                                                                             ----
PART I.           Financial Information

Item 1.           Financial Statements

                    Balance Sheets - June 30, 2003 (unaudited) and December 31, 2002.................          3

                    Statements of Income and Comprehensive Income - for the three and six
                      months ended June 30, 2003 and 2002 (unaudited) ...............................          4

                    Statement of Changes in Partners' Equity - for the six months ended
                      June 30, 2003 (unaudited)......................................................          5

                    Statements of Cash Flows - for the six months ended June 30, 2003
                      and 2002 (unaudited)...........................................................          6

                    Notes to Financial Statements (unaudited)........................................          7

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                    of Operations....................................................................         12

Item 3.           Qualitative and Quantitative Disclosures About Market Risk ........................         15

Item 4.           Controls and Procedures............................................................         15

PART II.          Other Information

Item 6.           Exhibits and Reports on Form 8-K...................................................         16

Signature         ...................................................................................         17

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                                 BALANCE SHEETS

                                                             June 30,      December 31,
                                                               2003            2002
                                                           ------------    ------------
                                                            (Unaudited)
                        ASSETS

Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value:
    Acquired insured mortgages                             $ 13,527,471    $ 21,211,314
    Originated insured mortgages                              8,914,565       8,293,338
                                                           ------------    ------------
                                                             22,442,036      29,504,652

Investment in FHA-Insured Loan, at cost:
    Originated insured mortgage                                       -       5,516,188


Cash and cash equivalents                                    13,875,304       5,240,883

Investment in affiliate                                       1,809,818       1,843,066

Receivables and other assets                                    176,133         278,608
                                                           ------------    ------------
      Total assets                                         $ 38,303,291    $ 42,383,397
                                                           ============    ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                      $ 11,245,573    $  5,183,145

Accounts payable and accrued expenses                            80,657          67,315
                                                           ------------    ------------
      Total liabilities                                      11,326,230       5,250,460
                                                           ------------    ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    8,802,091 Units issued and outstanding                   33,549,253      43,686,324
  General partner's deficit                                  (7,409,396)     (6,887,087)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                                       (618,750)       (618,750)
  Accumulated other comprehensive income                      1,455,954         952,450
                                                           ------------    ------------
      Total partners' equity                                 26,977,061      37,132,937
                                                           ------------    ------------
      Total liabilities and partners' equity               $ 38,303,291    $ 42,383,397
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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                  STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                   (Unaudited)

                                                                For the three months ended       For the six months ended
                                                                         June 30,                        June 30,
                                                                   2003            2002            2003            2002
                                                               ------------    ------------    ------------    ------------
Income:
  Mortgage investment income                                   $    598,104    $    900,161    $  1,307,393    $  1,819,965
  Interest and other income                                          15,824           4,171          21,714          15,625
                                                               ------------    ------------    ------------    ------------
                                                                    613,928         904,332       1,329,107       1,835,590
                                                               ------------    ------------    ------------    ------------

Expenses:
  Asset management fee to related parties                            90,377         121,473         187,826         245,793
  General and administrative                                         39,122          41,229          75,701          81,601
                                                               ------------    ------------    ------------    ------------
                                                                    129,499         162,702         263,527         327,394
                                                               ------------    ------------    ------------    ------------
Net earnings before gains on
  mortgage dispositions                                             484,429         741,630       1,065,580       1,508,196

Gains on mortgage dispositions                                      261,063              -          261,063          82,518
                                                               ------------    ------------    ------------    ------------

Net earnings                                                   $    745,492    $    741,630    $  1,326,643    $  1,590,714
                                                               ============    ============    ============    ============

Other comprehensive income - adjustment to unrealized
  gains on investments in insured mortgages                         617,546         737,131         503,504         984,717
                                                               ------------    ------------    ------------    ------------
Comprehensive income                                           $  1,363,038    $  1,478,761    $  1,830,147    $  2,575,431
                                                               ============    ============    ============    ============

Net earnings allocated to:
  Limited partners - 95.1%                                     $    708,963    $    705,290    $  1,261,637    $  1,512,769
  General Partner - 4.9%                                             36,529          36,340          65,006          77,945
                                                               ------------    ------------    ------------    ------------
                                                               $    745,492    $    741,630    $  1,326,643    $  1,590,714
                                                               ============    ============    ============    ============

Net earnings per Unit of limited
  partnership interest - basic                                 $       0.08    $       0.08    $       0.14    $       0.17
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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                     For the six months ended June 30, 2003

                                   (Unaudited)

                                                                                      Repurchased     Accumulated
                                                                                        Limited          Other
                                                        General         Limited       Partnership    Comprehensive
                                                        Partner         Partners         Units          Income           Total
                                                     -------------   -------------   -------------   -------------   -------------
Balance, December 31, 2002                           $  (6,887,087)  $  43,686,324   $    (618,750)  $     952,450   $  37,132,937

  Net earnings                                              65,006       1,261,637               -               -       1,326,643

  Adjustment to unrealized gains on
     investments in insured mortgages                            -               -               -         503,504         503,504

  Distributions paid or accrued of $1.295 per Unit,
     including return of capital of $1.155 per Unit       (587,315)    (11,398,708)              -               -     (11,986,023)
                                                     -------------   -------------   -------------   -------------   -------------

Balance, June 30, 2003                               $  (7,409,396)  $  33,549,253   $    (618,750)  $   1,455,954   $  26,977,061
                                                     =============   =============   =============   =============   =============

Limited Partnership Units outstanding - basic, as
  of June 30, 2003                                                       8,802,091
                                                                         =========


                   The accompanying notes are an integral part
                         of these financial statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


               AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                             For the six months ended
                                                                                                     June 30,
                                                                                              2003              2002
                                                                                          ------------      ------------
Cash flows from operating activities:
   Net earnings                                                                           $  1,326,643      $  1,590,714
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gains on mortgage dispositions                                                      (261,063)          (82,518)
      Changes in assets and liabilities:
         Increase (decrease) in accounts payable and accrued expenses                           13,342           (28,273)
         Decrease in investment in affiliate, receivables and other assets                     135,723            48,569
                                                                                          ------------      ------------

            Net cash provided by operating activities                                        1,214,645         1,528,492
                                                                                          ------------      ------------

Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                       224,889           299,383
   Proceeds from mortgage dispositions                                                      13,118,482         2,429,898
                                                                                          ------------      ------------

            Net cash provided by investing activities                                       13,343,371         2,729,281
                                                                                          ------------      ------------

Cash flows used in financing activities:
   Distributions paid to partners                                                           (5,923,595)       (9,070,509)
                                                                                          ------------      ------------


Net increase (decrease) in cash and cash equivalents                                         8,634,421        (4,812,736)

Cash and cash equivalents, beginning of period                                               5,240,883         5,626,184
                                                                                          ------------      ------------

Cash and cash equivalents, end of period                                                  $ 13,875,304      $    813,448
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

2.   BASIS OF PRESENTATION

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

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of June 30, 2003, the results of its operations for the three and six months ended June 30, 2003 and 2002 and its cash flows for the six months ended June 30, 2003 and 2002.

     These unaudited  financial  statements  have been prepared  pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted. While the General Partner believes that the disclosures presented are adequate to make the information not misleading, these financial statements should be read in conjunction with the financial statements and the notes to the financial statements included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.


3.   INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES

     Fully Insured Mortgage Investments
     ----------------------------------

     Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Certificates and GNMA Mortgage-Backed Securities:

                                                              June 30, 2003          December 31, 2002
                                                              -------------          -----------------
      Number of:
        GNMA Mortgage-Backed Securities  (2) through (4)                  7                        9
        FHA-Insured Certificates (1)                                      -                        1
        Amortized Cost                                         $ 13,378,297             $ 20,908,052
        Face Value                                               13,333,495               20,822,378
        Fair Value                                               13,527,471               21,211,314

(1) In April 2003, the mortgage on Sylvan Manor was prepaid. The Partnership received net proceeds of approximately $2.8 million and recognized a loss of approximately $900 for the six months ended June 30, 2003. A distribution of approximately $0.305 per Unit related to the prepayment of this mortgage was declared in April 2003 and paid to Unitholders in August 2003.
(2) In late May 2003, the mortgage on Lamplighter Apartments was prepaid. The Partnership received net proceeds of approximately $2.2 million and recognized a gain of approximately $19,000 for the six months ended June 30, 2003. A distribution of approximately $0.235 per Unit related to the prepayment of this mortgage was declared in June 2003 and paid to Unitholders in August 2003.
(3) In late June 2003, the GNMA Security secured by the mortgage on Garden Terrace Apartments was sold to the servicer. The Partnership received net proceeds of approximately $2.4 million and recognized a gain of approximately $82,000 for the six months ended June 30, 2003. A distribution of approximately $0.265 per Unit related to the sale of this mortgage was declared in July 2003 and is expected to be paid to Unitholders in November 2003.
(4) In late July 2003, the mortgage on Greenview Garden was prepaid. The Partnership received net proceeds of approximately $901,000 and expects to recognize a gain of approximately $51,000 in the third quarter 2003. The General Partner expects to announce a distribution related to this prepayment in August 2003.

     As of August 1, 2003, all fully insured GNMA Mortgage-Backed Securities were current with respect to the payment of principal and interest.

     Coinsured by affiliate
     ----------------------

     As of June 30, 2003 and December 31, 2002, the Partnership held an investment in one FHA-Insured Certificate secured by a coinsured mortgage, where the coinsurance lender is Integrated Funding Inc. ("IFI"), an affiliate of the Partnership.

     Listed below is the Partnership's investment in the mortgage coinsured by affiliate as of June 30, 2003 and December 31, 2002:

                                      June 30, 2003          December 31, 2002
                                      -------------          -----------------
Amortized Cost                         $7,643,123               $7,679,488
Face Value                              8,905,617                8,958,360
Fair Value                              8,914,565                8,293,338

     In July 2003, the mortgage on Summerwind Apartments - Phase II was prepaid. The Partnership received net proceeds of approximately $10.0 million and expects to recognize a gain of approximately $2.3 million in the third quarter 2003. A distribution of approximately $1.08 per Unit related to the prepayment of this mortgage was declared in July 2003 and is expected to be paid to Unitholders in November 2003.


4. INVESTMENT IN FHA-INSURED LOAN

      Listed below is the Partnership's investment in the one FHA-Insured Loan as of June 30, 2003 and December 31, 2002:

                                      June 30, 2003          December 31, 2002
                                      -------------          -----------------
Amortized Cost                         $        -               $5,516,188
Face Value                                      -                5,516,188
Fair Value                                      -                5,520,512

     In June 2003, the mortgage on The Turn at Gresham was prepaid. The Partnership received net proceeds of approximately $5.7 million and recognized a gain of approximately $161,000 for the six months ended June 30, 2003. A distribution of approximately $0.61 per Unit related to the prepayment of this mortgage was declared in June 2003 and paid to Unitholders in August 2003.


5.   INVESTMENT IN AFFILIATE

     In order to capitalize IFI with sufficient net worth under regulations of the United States Department of Housing and Urban Development ("HUD") in April 1994, the Partnership transferred a GNMA Mortgage-Backed Security in the amount of approximately $2.0 million (the "GNMA Security") to IFI. As of June 30, 2003 and December 31, 2002, this GNMA Security had a face value and a fair value of approximately $1.8 million. The Partnership, along with AIM 85 and AIM 86, equally own AIM Mortgage, Inc. In turn, AIM Mortgage, Inc. owns all of the outstanding preferred and common stock of IFI. The Partnership's interest in AIM Mortgage, Inc. is included on the balance sheet in Investment in affiliate.

     As part of the Partnership's transfer of the GNMA Security to IFI, the Partnership is reimbursed for expenses related to IFI, pursuant to an expense reimbursement agreement, as amended on January 1, 2001. The Partnership's expense reimbursement and the Partnership's equity interest in IFI's net income or loss substantially equal the mortgage interest on the GNMA Security transferred to IFI. The Partnership received expense reimbursements of approximately $33,000 and $65,000 for the three and six months ended June 30, 2003, respectively, and $33,000 and $66,000 for the three and six months ended June 30, 2002, respectively, which partially offset general and administrative expenses on the accompanying statements of income and comprehensive income.

     The General Partner expects to dissolve IFI in the third quarter 2003 since the last mortgage coinsured by IFI prepaid in July 2003. As part of the dissolution process, the General Partner expects to transfer the GNMA Security back to the Partnership. This transaction is not expected to have a material effect on the Partnership's results of operations.


6.   DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the six months ended June 30, 2003 and 2002 are as follows:

                                                2003             2002
                                              --------         --------
Quarter ended March 31,                       $  0.080         $  0.355(2)
Quarter ended June 30,                           1.215(1)      $  0.090
                                              --------         --------
                                              $  1.295         $  0.445
                                              ========         ========

(1) This amount includes (i) approximately $0.305 per Unit representing net proceeds from the prepayment of the mortgage on Sylvan Manor, (ii) approximately $0.235 per Unit representing net proceeds from the prepayment of the mortgage on Lamplighter Apartments, and (iii) approximately $0.61 per Unit representing net proceeds from the prepayment of the mortgage on The Turn at Gresham.
(2) This amount includes approximately $0.14 per Unit representing net proceeds from the prepayment of the mortgage on Orchard Creek Apartments and approximately $0.12 per Unit representing net proceeds from the prepayment of the mortgage on Westview Terrace Apartments.


     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Early prepayment of the Partnership's Insured Mortgages or other disposition by the General Partner in accordance with the terms of the
Partnership Agreement may effect an early termination and dissolution of the Partnership before the stated termination date of December 31, 2021. Accordingly, Unitholders' yield to maturity on their respective investments in the Partnership may be adversely affected by such early termination of the Partnership. Upon the termination and liquidation of the Partnership, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement, as amended, which is not based on GAAP. As a result, it is likely that the amounts that Unitholders receive upon termination and liquidation of the Partnership will be substantially lower than the amounts reflected in the Partnership's financial statements.

7.   TRANSACTIONS WITH RELATED PARTIES

     The General Partner, CMSLP and certain affiliated entities have earned or received compensation or payments for services from the Partnership as follows:

                               COMPENSATION PAID OR ACCRUED TO RELATED PARTIES
                               -----------------------------------------------

                                                              For  the three months            For  the six months
                             Capacity in Which                    ended June 30,                  ended June 30,
Name of Recipient               Served/Item                    2003           2002             2003           2002
-----------------        ----------------------------       ----------     ----------       ----------     ----------
CRIIMI, Inc.(1)          General Partner/Distribution       $  551,033     $   40,817       $  587,315     $  201,819

AIM Acquisition          Advisor/Asset Management Fee           90,377        121,473          187,826        245,793
   Partners, L.P. (2)

CRIIMI MAE Management,   Affiliate of General Partner/          11,073         14,683           26,805         27,744
   Inc.(3)                 Expense Reimbursement

(1) The General Partner, pursuant to amendments to the Partnership Agreement, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $26,635 and $55,354 for the three and six months ended June 30, 2003, respectively, and $35,799 and $72,437 for the three and six months ended June 30, 2002, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

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

Mortgage Investments
--------------------

     As of June 30, 2003, the Partnership had invested in 8 Insured Mortgages with an aggregate amortized cost of approximately $21.0 million, a face value of approximately $22.2 million and a fair value of approximately $22.4 million.

     In July 2003, the mortgage on Summerwind Apartments - Phase II was prepaid. The Partnership received net proceeds of approximately $10.0 million and expects to recognize a gain of approximately $2.3 million in the third quarter 2003. A distribution of approximately $1.08 per Unit related to the prepayment of this mortgage was declared in July 2003 and is expected to be paid to Unitholders in November 2003.

     In late July 2003, the mortgage on Greenview Garden was prepaid. The Partnership received net proceeds of approximately $901,000 and expects to recognize a gain of approximately $51,000 in the third quarter 2003. The General Partner expects to announce a distribution related to this prepayment in August 2003.

     As of August 1, 2003, all of the Insured Mortgages were current with respect to the payment of principal and interest.

Results of Operations
---------------------

     Net earnings increased by approximately $4,000 for the three months ended June 30, 2003, as compared to the corresponding period in 2002, primarily due to an increase in gains on mortgage dispositions, partially offset by a decrease in mortgage investment income. Net earnings decreased by approximately $264,000 for the six months ended June 30, 2003, as compared to the corresponding period in 2002, primarily due to a decrease in mortgage investment income, partially offset by an increase in gains on mortgage dispositions, as discussed below.

     Mortgage investment income decreased by approximately $302,000 and $513,000 for the three and six months ended June 30, 2003, as compared to the corresponding periods in 2002, respectively, primarily due to a reduction in the mortgage base through May 31, 2003. The May 31, 2003 mortgage base decreased as a result of five mortgage dispositions with an aggregate principal balance of approximately $20.0 million, representing an approximate 44% decrease in the aggregate principal balance of the total mortgage portfolio since July 2002. The Partnership experienced a high rate of prepayments during the three months ended June 30, 2003 in the current low interest rate environment.

     Interest and other income increased by approximately $12,000 and $6,000 for the three and six months ended June 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to the amounts and timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fee to related parties decreased by approximately $31,000 and $58,000 for the three and six months ended June 30, 2003, respectively, as compared to the corresponding periods in 2002, due to the reduction in the mortgage base, as discussed previously.

     General and administrative expenses decreased by approximately $2,000 and $6,000 for the three and six months ended June 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to a decrease in professional fees.

      Gains on mortgage dispositions increased by approximately $261,000 and $179,000 for the three and six months ended June 30, 2003, respectively, as compared to the corresponding periods in 2002. During the first six months of 2003, the Partnership recognized net gains of approximately $179,000 from the prepayment of the mortgages on Sylvan Manor, Lamplighter Apartments and The Turn at Gresham and a gain of approximately $82,000 from the sale of the GNMA Security secured by the mortgage on Garden Terrace Apartments. During the first six months of 2002, the Partnership recognized gains of approximately $83,000 from the prepayment of the mortgages on Orchard Creek Apartments and Westview Terrace Apartments.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments are the Partnership's principal sources of cash flows and were sufficient during the first six months of 2003 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal received from Insured Mortgages. Although the Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Early prepayment of the Partnership's Insured Mortgages or other disposition by the General Partner in accordance with the terms of the
Partnership Agreement may effect an early termination and dissolution of the Partnership before the stated termination date of December 31, 2021. Accordingly, Unitholders' yield to maturity on their respective investments in the Partnership may be adversely affected by such early termination of the Partnership. Upon the termination and liquidation of the Partnership, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement, as amended, which is not based on GAAP. As a result, it is likely that the amounts that Unitholders receive upon termination and liquidation of the Partnership will be substantially lower than the amounts reflected in the Partnership's financial statements.

     Net cash  provided  by  operating  activities  decreased  by  approximately
$314,000 for the six months ended June 30, 2003, as compared to the corresponding period in 2002, primarily resulting from a decrease in mortgage investment income, as previously discussed.

      Net cash provided by investing activities increased by approximately $10.6 million for the six months ended June 30, 2003, as compared to the corresponding period in 2002, primarily due to an increase in proceeds received from mortgage dispositions, as previously discussed.

     Net cash used in financing activities decreased by approximately $3.1 million for the six months ended June 30, 2003, as compared to the corresponding period in 2002, due to a decrease in the amount of distributions paid to partners during the first six months of 2003 as compared to the same period in 2002.

PART I.  FINANCIAL INFORMATION
ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Management has determined that there has not been a material change as of June 30, 2003, in market risk from December 31, 2002 as reported in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.


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

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit No.                             Purpose
     ----------                              -------

       31.1 Certification pursuant to the Exchange Act Rule 13a-14(a) from Barry S. Blattman, Chairman of the Board, Chief Executive Officer and President of the General Partner (Filed herewith).

       31.2 Certification pursuant to the Exchange Act Rule 13a-14(a) from Cynthia O. Azzara, Senior Vice President, Chief Financial Officer and Treasurer of the General Partner (Filed herewith).

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


(b)  Reports on Form 8-K

     Date
     ----

     April 23, 2003      To  report a  press  release  issued on  April 21, 2003
                         announcing   the  April   2003   distribution  to   the
                         Partnership's Unitholders.

     May 8, 2003         To  report  a  press  release  issued  on  May  6, 2003
                         announcing the Partnership's first quarter financial results.

     May 21, 2003        To report  a  press  release  issued  on  May 20,  2003
                         announcing   the   May   2003   distribution   to   the
                         Partnership's Unitholders.

     June 20, 2003       To report a  press  release  issued  on June  20,  2003
                         announcing   the   June   2003   distribution  to   the
                         Partnership's Unitholders.

     June 24, 2003       To report a  press  release  issued  on  June 23,  2003
                         announcing the ex-dividend trade date of August 4, 2003
                         for  June  2003  distribution   to   the  Partnership's
                         Unitholders.

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

                                        AMERICAN INSURED MORTGAGE
                                        INVESTORS L.P. - SERIES 88
                                        (Registrant)

                                        By: CRIIMI, Inc.
                                            General Partner


August 13, 2003                         /s/ Cynthia O. Azzara
---------------                         ----------------------------------------
Date                                    Cynthia O. Azzara
                                        Senior Vice President,
                                        Chief Financial Officer and
                                        Treasurer (Principal Accounting Officer)