Form 10-Q
period 2003-09-30
AMERICAN INSURED MORTGAGE INVESTORS L P SERIES 88
filed 2003-11-13
CIK 811437

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended                            September 30, 2003
                                                 ------------------

Commission file number                                 1-12724
                                                 -------------------



               AMERICAN INSURED MORTGAGE INVESTORS L.P.-SERIES 88
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


           Delaware                                   13-3398206
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

11200 Rockville Pike, Rockville, Maryland                     20852
-----------------------------------------         -----------------------------
(Address of principal executive offices)                    (Zip Code)


                                 (301) 816-2300
              ---------------------------------------------------
              (Registrant's telephone number, including area code)



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

     As of September 30, 2003, 8,802,091 depositary units of limited partnership interest were outstanding.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                               INDEX TO FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003






                                                                      PAGE
                                                                      ----

PART I.      Financial Information

Item 1.      Financial Statements

               Balance Sheets - September 30, 2003 (unaudited)
                 and December 31, 2002................................  3

               Statements of Income and Comprehensive Income -
                 for the three and nine months ended
                 September 30, 2003 and 2002 (unaudited) .............  4

               Statement of Changes in Partners' Equity - for
                 the nine months ended September 30, 2003 (unaudited).  5

               Statements of Cash Flows - for the nine months ended
                 September 30, 2003 and 2002 (unaudited)..............  6

               Notes to Financial Statements (unaudited)..............  7

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations.................... 12

Item 3.      Qualitative and Quantitative Disclosures About
               Market Risk ........................................... 14

Item 4.      Controls and Procedures.................................. 14

PART II.     Other Information

Item 6.      Exhibits and Reports on Form 8-K......................... 15

Signature    ......................................................... 16


PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

          AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                            BALANCE SHEETS

                                                          September 30,       December 31,
                                                              2003               2002
                                                          -------------       ------------
                                                          (Unaudited)
                        ASSETS
Investment in FHA-Insured Certificates and GNMA
  Mortgage-Backed Securities, at fair value:
    Acquired insured mortgages                            $ 12,616,715        $ 21,211,314
    Originated insured mortgages                                     -           8,293,338
                                                          ------------        ------------
                                                            12,616,715          29,504,652

Investment in FHA-Insured Loan, at cost:
    Originated insured mortgage                                      -           5,516,188


Cash and cash equivalents                                   13,820,566           5,240,883

Investment in affiliate                                      1,809,818           1,843,066

Receivables and other assets                                    97,534             278,608
                                                          ------------        ------------
      Total assets                                        $ 28,344,633        $ 42,383,397
                                                          ============        ============

           LIABILITIES AND PARTNERS' EQUITY

Distributions payable                                     $ 13,605,756        $  5,183,145

Accounts payable and accrued expenses                           61,668              67,315
                                                          ------------        ------------
      Total liabilities                                     13,667,424           5,250,460
                                                          ------------        ------------
Partners' equity:
  Limited partners' equity, 15,000,000 Units authorized,
    8,802,091 Units issued and outstanding                  23,061,461          43,686,324
  General partner's deficit                                 (7,949,777)         (6,887,087)
  Less:  Repurchased Limited Partnership
    Units - 50,000 Units                                      (618,750)           (618,750)
  Accumulated other comprehensive income                       184,275             952,450
                                                          ------------        ------------
      Total partners' equity                                14,677,209          37,132,937
                                                          ------------        ------------
      Total liabilities and partners' equity              $ 28,344,633        $ 42,383,397
                                                          ============        ============


      The accompanying notes are an integral part of these financial statements.

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

        AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

            STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                              (Unaudited)

                                                         For the three months ended          For the nine months ended
                                                                 September 30,                       September 30,
                                                             2003           2002                 2003             2002
                                                         ----------      ----------          -----------      -----------
Income:
  Mortgage investment income                             $  238,704      $  881,935          $ 1,546,097      $ 2,701,900
  Interest and other income                                  36,560           7,113               58,274           22,738
                                                         ----------      ----------          -----------      -----------
                                                            275,264         889,048            1,604,371        2,724,638
                                                         ----------      ----------          -----------      -----------

Expenses:
  Asset management fee to related parties                    46,505         121,473              234,331          367,266
  General and administrative                                 36,741          11,613              112,442           93,214
                                                         ----------      ----------          -----------      -----------
                                                             83,246         133,086              346,773          460,480
                                                         ----------      ----------          -----------      -----------
Net earnings before net gains on
  mortgage dispositions                                     192,018         755,962            1,257,598        2,264,158

Net gains on mortgage dispositions                        2,385,586          40,824            2,646,649          123,342
                                                         ----------      ----------          -----------      -----------
Net earnings                                             $2,577,604      $  796,786          $ 3,904,247      $ 2,387,500
                                                         ==========      ==========          ===========      ===========
Other comprehensive (loss) income - adjustment to
  unrealized gains and losses on investments
  in insured mortgages                                   (1,271,679)        828,214             (768,175)       1,812,931
                                                         ----------      ----------          -----------      -----------
Comprehensive income                                     $1,305,925      $1,625,000          $ 3,136,072      $ 4,200,431
                                                         ==========      ==========          ===========      ===========
Net earnings allocated to:
  Limited partners - 95.1%                               $2,451,301      $  757,743          $ 3,712,939      $ 2,270,513
  General Partner -   4.9%                                  126,303          39,043              191,308          116,987
                                                         ----------      ----------          -----------      -----------
                                                         $2,577,604      $  796,786          $ 3,904,247      $ 2,387,500
                                                         ==========      ==========          ===========      ===========
Net earnings per Unit of limited
  partnership interest - basic                           $     0.28      $     0.09          $      0.42      $      0.26
                                                         ==========      ==========          ===========      ===========


      The accompanying notes are an integral part of these financial statements.

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

               AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                    STATEMENT OF CHANGES IN PARTNERS' EQUITY

                    For the nine months ended September 30, 2003

                                     (Unaudited)

                                                                                  Repurchased     Accumulated
                                                                                    Limited          Other
                                                       General        Limited     Partnership    Comprehensive
                                                       Partner       Partners        Units          Income           Total
                                                     -------------  -----------    ---------      ---------       -----------
Balance, December 31, 2002                           $ (6,887,087)  $43,686,324    $(618,750)     $ 952,450       $37,132,937

  Net earnings                                            191,308     3,712,939            -              -         3,904,247

  Adjustment to unrealized gains on
     investments in insured mortgages                          -              -            -       (768,175)         (768,175)

  Distributions paid or accrued of $2.765 per Unit,
     including return of capital of $2.345 per Unit    (1,253,998)  (24,337,802)           -              -       (25,591,800)
                                                     ------------   -----------    ---------      ---------       -----------
Balance, September 30, 2003                          $ (7,949,777)  $23,061,461    $(618,750)     $ 184,275       $14,677,209
                                                     ============   ===========    =========      =========       ===========
Limited Partnership Units outstanding - basic, as
  of September 30, 2003                                               8,802,091
                                                                    ===========




      The accompanying notes are an integral part of these financial statements.

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

               AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                             STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                       For the nine months ended
                                                                                              September 30,
                                                                                           2003             2002
                                                                                       -----------       ----------
Cash flows from operating activities:
   Net earnings                                                                        $ 3,904,247       $2,387,500
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Net gains on mortgage dispositions                                                (2,646,649)        (123,342)
      Changes in assets and liabilities:
         Decrease in accounts payable and accrued expenses                                  (5,647)         (71,186)
         Decrease in investment in affiliate, receivables and other assets                 214,322           76,377
                                                                                       -----------       ----------
            Net cash provided by operating activities                                    1,466,273        2,269,349
                                                                                       -----------       ----------
Cash flows from investing activities:
   Receipt of mortgage principal from scheduled payments                                   279,226          443,497
   Proceeds from mortgage dispositions                                                  24,003,373        7,658,455
                                                                                       -----------       ----------
            Net cash provided by investing activities                                   24,282,599        8,101,952
                                                                                       -----------       ----------
Cash flows used in financing activities:
   Distributions paid to partners                                                      (17,169,189)      (9,903,516)
                                                                                       -----------       ----------

Net increase in cash and cash equivalents                                                8,579,683          467,785

Cash and cash equivalents, beginning of period                                           5,240,883        5,626,184
                                                                                       -----------       ----------
Cash and cash equivalents, end of period                                               $13,820,566       $6,093,969
                                                                                       ===========       ==========

                   The accompanying notes are an integral part
                          of these financial statements.

              AMERICAN INSURED MORTGAGE INVESTORS L.P. - SERIES 88

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

1.    ORGANIZATION

     American Insured Mortgage Investors L.P. - Series 88 (the "Partnership") was formed pursuant to a limited partnership agreement, as amended, ("Partnership Agreement") under the Uniform Limited Partnership Act of the State of Delaware on February 13, 1987. During the period from October 2, 1987 (the initial closing date of the Partnership's public offering) through March 10, 1989 (the termination date of the offering), the Partnership, pursuant to its public offering of Units, raised a total of $177,039,320 in gross proceeds. In addition, the initial limited partner contributed $2,500 to the capital of the Partnership in exchange for 125 units of limited partnership interest.

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

     In the opinion of the General Partner, the accompanying unaudited financial statements contain all adjustments of a normal recurring nature necessary to present fairly the financial position of the Partnership as of September 30, 2003, the results of its operations for the three and nine months ended
September 30, 2003 and 2002 and its cash flows for the nine months ended September 30, 2003 and 2002.

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


3. INVESTMENT IN FHA-INSURED CERTIFICATES AND GNMA MORTGAGE-BACKED SECURITIES

     Fully Insured Mortgage Investments
     ----------------------------------

     Listed below is the Partnership's aggregate investment in fully insured acquired FHA-Insured Certificates and GNMA Mortgage-Backed Securities:

                                                               September 30, 2003       December 31, 2002
                                                               ------------------       -----------------
      Number of:
        GNMA Mortgage-Backed Securities  (2) through (4)                   6                        9
        FHA-Insured Certificates (1)                                       -                        1
        Amortized Cost                                          $ 12,467,778             $ 20,908,052
        Face Value                                                12,417,340               20,822,378
        Fair Value                                                12,616,715               21,211,314

(1) In April 2003, the mortgage on Sylvan Manor was prepaid. The partnership received net proceeds of approximately $2.8 million and recognized a loss of approximately $900 for the nine months ended September 30, 2003. A distribution of approximately $0.305 per Unit related to the prepayment of this mortgage was declared in April 2003 and paid to Unitholders in August 2003.

(2) In late May 2003, the mortgage on Lamplighter Apartments was prepaid. The Partnership received net proceeds of approximately $2.2 million and recognized a gain of approximately $19,000 for the nine months ended September 30, 2003. A distribution of approximately $0.235 per Unit related to the prepayment of this mortgage was declared in June 2003 and paid to Unitholders in August 2003.

(3) In late June 2003, the GNMA Security secured by the mortgage on Garden Terrace Apartments was sold to the servicer. The Partnership received net proceeds of approximately $2.4 million and recognized a gain of approximately $82,000 for the nine months ended September 30, 2003. A distribution of approximately $0.265 per Unit related to the sale of this mortgage was declared in July 2003 and paid to Unitholders in November 2003.

(4) In late July 2003, the mortgage on Greenview Garden was prepaid. The Partnership received net proceeds of approximately $901,000 and recognized a gain of approximately $51,000 for the nine months ended September 30, 2003. A distribution of approximately $0.095 per Unit related to the sale of this mortgage was declared in August 2003 and paid to Unitholders in November 2003.

     As of November 1, 2003, all fully insured GNMA Mortgage-Backed Securities were current with respect to the payment of principal and interest.

     Coinsured by affiliate
     ----------------------

     Listed below is the Partnership's investment in the mortgage coinsured by affiliate as of September 30, 2003 and December 31, 2002:

                                      September 30, 2003      December 31, 2002
                                      ------------------      -----------------
Amortized Cost                               $ -                 $7,679,488
Face Value                                     -                  8,958,360
Fair Value                                     -                  8,293,338

     As of December 31, 2002, the Partnership held an investment in one FHA-Insured Certificate secured by a coinsured mortgage, where the coinsurance lender was Integrated Funding Inc. ("IFI"), an affiliate of the Partnership. In July 2003, this mortgage, which was on Summerwind Apartments - Phase II, was prepaid. The Partnership received net proceeds of approximately $10.0 million and recognized a gain of approximately $2.3 million for the three and nine months ended September 30, 2003. A distribution of approximately $1.08 per Unit related to the prepayment of this mortgage was declared in July 2003 and paid to Unitholders in November 2003.


4. INVESTMENT IN FHA-INSURED LOAN

     Listed below is the Partnership's investment in the one FHA-Insured Loan as of September 30, 2003 and December 31, 2002:

                                      September 30, 2003      December 31, 2002
                                      ------------------      -----------------
Amortized Cost                               $ -                 $5,516,188
Face Value                                     -                  5,516,188
Fair Value                                     -                  5,520,512

     In June 2003, the mortgage on The Turn at Gresham, the Partnership's remaining FHA-Insured Loan, was prepaid. The Partnership received net proceeds of approximately $5.7 million and recognized a gain of approximately $161,000 for the nine months ended September 30, 2003. A distribution of approximately $0.61 per Unit related to the prepayment of this mortgage was declared in June 2003 and paid to Unitholders in August 2003.


5. INVESTMENT IN AFFILIATE

     In order to capitalize IFI with sufficient net worth under regulations of the United States Department of Housing and Urban Development ("HUD") in April 1994, the Partnership transferred a GNMA Mortgage-Backed Security in the amount of approximately $2.0 million (the "GNMA Security") to IFI. As of September 30, 2003 and December 31, 2002, this GNMA Security had a face value and a fair value of approximately $1.8 million. The Partnership, along with AIM 85 and AIM 86, equally own AIM Mortgage, Inc. In turn, AIM Mortgage, Inc. owns all of the outstanding preferred and common stock of IFI. The Partnership's interest in AIM Mortgage, Inc. is included on the balance sheet in Investment in affiliate.

     As part of the Partnership's transfer of the GNMA Security to IFI, the Partnership is reimbursed for expenses related to IFI, pursuant to an expense reimbursement agreement, as amended on January 1, 2001. The Partnership's expense reimbursement and the Partnership's equity interest in IFI's net income or loss substantially equal the mortgage interest on the GNMA Security transferred to IFI. The Partnership received expense reimbursements of approximately $33,000 and $98,000 for the three and nine months ended September 30, 2003, respectively, and $33,000 and $99,000 for the three and nine months ended September 30, 2002, respectively, which partially offset general and administrative expenses on the accompanying statements of income and comprehensive income.

     The General Partner expects to dissolve IFI in the fourth quarter of 2003 since the last mortgage coinsured by IFI was prepaid in July 2003. As part of the dissolution of IFI, the General Partner expects to distribute all of the assets of IFI, including the GNMA Security, to AIM Mortgage, Inc. Subsequently, during the fourth quarter of 2003, AIM Mortgage, Inc. is expected to dissolve. As part of the dissolution of AIM Mortgage, Inc., the General Partner expects to distribute all of the assets of AIM Mortgage Inc., including the GNMA Security, to the Partnership. This transaction is not expected to have a material effect on the Partnership's results of operations.


6. DISTRIBUTIONS TO UNITHOLDERS

     The distributions paid or accrued to Unitholders on a per Unit basis for the nine months ended September 30, 2003 and 2002 are as follows:

                                                 2003           2002
                                               -------        -------

Quarter ended March 31,                        $ 0.080        $ 0.355(3)
Quarter ended June 30,                           1.215(1)       0.090
Quarter ended September 30,                      1.470(2)       0.655(4)
                                               -------        -------
                                               $ 2.765        $ 1.100
                                               =======        =======

(1) This amount includes (i) approximately $0.305 per Unit representing net proceeds from the prepayment of the mortgage on Sylvan Manor, (ii) approximately $0.235 per Unit representing net proceeds from the prepayment of the mortgage on Lamplighter Apartments, and (iii) approximately $0.61 per Unit representing net proceeds from the prepayment of the mortgage on The Turn at Gresham.
(2) This amount includes (i) approximately $0.265 per Unit representing net proceeds from the prepayment of the mortgage on Garden Terrace,
          (ii) approximately $1.08 per Unit representing net proceeds from the prepayment of the mortgage on Summerwind Apartments-Phase II, and
          (iii) approximately $0.095 per Unit representing net proceeds from the prepayment of the mortgage on Greenview Garden.
(3) This amount includes approximately $0.14 per Unit representing net proceeds from the prepayment of the mortgage on Orchard Creek Apartments and approximately $0.12 per Unit representing net proceeds from the prepayment of the mortgage on Westview Terrace Apartments.
(4) This amount includes approximately $0.565 per Unit representing net proceeds from the prepayment of the mortgage on Stoney Creek.


     The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal from Insured Mortgages. Although the Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Early prepayment of the Partnership's Insured Mortgages or other disposition by the General Partner in accordance with the terms of the Partnership Agreement are likely to result in reduced operating cash receipts to meet the Partnership's operating expenses, and may effect an early termination and dissolution of the Partnership before the stated termination date December 31, 2021. Accordingly, Unitholders' yield to maturity on their respective investments in the Partnership may be adversely affected by such early termination of the Partnership. Upon the termination and liquidation of the Partnership, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement, as amended. A final distribution to Unitholders will be based on the Partnership's remaining net assets, and such distribution to Unitholders is likely to be substantially less than the amount referenced in limited partners' equity in the Partnership's financial statements.




7. TRANSACTIONS WITH RELATED PARTIES

     The General Partner, CMSLP and certain affiliated entities have earned or received compensation or payments for services from the Partnership as follows:

                               COMPENSATION PAID OR ACCRUED TO RELATED PARTIES

                                                          For  the three months           For the nine months
                             Capacity in Which             ended September 30,             ended September 30,
Name of Recipient              Served/Item                  2003           2002            2003           2002
-----------------        -------------------------      ----------     ----------      ----------      ---------
CRIIMI, Inc.(1)          General Partner/Distribution   $ 666,683      $  297,059      $1,253,998      $ 498,878

AIM Acquisition          Advisor/Asset Management Fee      46,505         121,473         234,331        367,266
   Partners, L.P. (2)

CRIIMI MAE Management,   Affiliate of General Partner/     13,501           7,351          40,306         35,095
   Inc.  (3)               Expense Reimbursement


(1) The General Partner, pursuant to amendments to the Partnership Agreement, is entitled to receive 4.9% of the Partnership's income, loss, capital and distributions, including, without limitation, the Partnership's adjusted cash from operations and proceeds of mortgage prepayments, sales or insurance (as defined in the Partnership Agreement).

(2) The Advisor, pursuant to the Partnership Agreement, is entitled to an Asset Management Fee equal to 0.95% of Total Invested Assets (as defined in the Partnership Agreement). CMSLP is entitled to a fee of 0.28% of Total Invested Assets from the Advisor's Asset Management Fee. Of the amounts paid to the Advisor, CMSLP earned a fee equal to $13,703 and $69,057 for the three and nine months ended September 30, 2003, respectively, and $35,799 and $108,236 for the three and nine months ended September 30, 2002, respectively. The general partner and limited partner of CMSLP are wholly owned subsidiaries of CRIIMI MAE.

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

Mortgage Investments
--------------------

     As of September 30, 2003, the Partnership had invested in six Insured Mortgages with an aggregate amortized cost of approximately $12.5 million, a face value of approximately $12.4 million and a fair value of approximately $12.6 million. As of November 1, 2003, all of the Insured Mortgages were current with respect to the payment of principal and interest.

Results of Operations
---------------------

     Net earnings increased by approximately $1.8 million and $1.5 million for the three and nine months ended September 30, 2003, as compared to the corresponding periods in 2002, primarily due to an increase in gains on mortgage dispositions, partially offset by a decrease in mortgage investment income.

     Mortgage investment income decreased by approximately $643,000 and $1.2 million for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to a reduction in the mortgage base. The mortgage base decreased as a result of seven mortgage dispositions with an aggregate principal balance of approximately $27.1 million, representing an approximate 68% decrease in the aggregate principal balance of the total mortgage portfolio since September 2002. The Partnership experienced a high rate of prepayments during the nine months ended September 30, 2003 during the current low interest rate environment.

     Interest and other income increased by approximately $29,000 and $36,000 for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to the amounts and timing of temporary investment of mortgage disposition proceeds prior to distribution to Unitholders.

     Asset management fee to related parties decreased by approximately $75,000 and $133,000 for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002, due to the reduction in the mortgage base, as discussed previously.

     General and administrative expenses increased by approximately $25,000 and $19,000 for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002, primarily due to an increase in legal and audit fees related to the Partnership's Corporate Governance.

     Net gains on mortgage dispositions increased by approximately $2.3 million and $2.5 million for the three and nine months ended September 30, 2003, respectively, as compared to the corresponding periods in 2002. During the three months ended September 30, 2003, the Partnership recognized gains of approximately $2.4 million from the prepayment of the mortgages on Summerwind Apartments-Phase II and Greenview Garden. During the first six months of 2003, the Partnership recognized net gains of approximately $179,000 from the prepayment of the mortgages on Sylvan Manor, Lamplighter Apartments and The Turn at Gresham and a gain of approximately $82,000 from the sale of the GNMA Security secured by the mortgage on Garden Terrace Apartments. During the three months ended September 30, 2002, the Partnership recognized a gain of approximately $41,000 from the prepayment of the mortgage on Stoney Creek. During the first six months of 2002, the Partnership recognized gains of approximately $82,000 from the prepayment of the mortgages on Orchard Creek Apartments and Westview Terrace Apartments.

Liquidity and Capital Resources
-------------------------------

     The Partnership's operating cash receipts, derived from payments of principal and interest on Insured Mortgages, plus cash receipts from interest on short-term investments are the Partnership's principal sources of cash flows and were sufficient during the nine months ended September 30, 2003 to meet operating requirements. The basis for paying distributions to Unitholders is net proceeds from mortgage dispositions, if any, and cash flow from operations, which includes regular interest income and principal received from Insured Mortgages. Although the Insured Mortgages pay a fixed monthly mortgage payment, the cash distributions paid to the Unitholders will vary during each quarter due to (1) the fluctuating yields in the short-term money market where the monthly mortgage payments received are temporarily invested prior to the payment of quarterly distributions, (2) the reduction in the asset base and monthly mortgage payments due to monthly mortgage payments received or mortgage dispositions, (3) variations in the cash flow attributable to the delinquency or default of Insured Mortgages and professional fees incurred in connection with those Insured Mortgages and (4) variations in the Partnership's operating expenses. As the Partnership continues to liquidate its mortgage investments and Unitholders receive distributions of return of capital and taxable gains, Unitholders should expect a reduction in earnings and distributions due to the decreasing mortgage base. Early prepayment of the Partnership's Insured Mortgages or other disposition by the General Partner in accordance with the terms of the Partnership Agreement are likely to result in reduced operating cash receipts to meet the Partnership's operating expenses, and may effect an early termination and dissolution of the Partnership before the stated termination date of December 31, 2021. Accordingly, Unitholders' yield to maturity on their respective investments in the Partnership may be adversely affected by such early termination of the Partnership. Upon the termination and liquidation of the Partnership, distributions to Unitholders will be made in accordance with the terms of the Partnership Agreement, as amended. A final distribution to Unitholders will be based on the Partnership's remaining net assets, and such distribution to Unitholders is likely to be substantially less than the amount referenced in limited partners' equity in the Partnership's financial statements.

     Net cash provided by operating activities decreased by approximately $803,000 for the nine months ended September 30, 2003, as compared to the corresponding period in 2002, primarily resulting from a decrease in mortgage investment income, as previously discussed.

     Net cash provided by investing activities increased by approximately $16.2 million for the nine months ended September 30, 2003, as compared to the corresponding period in 2002, primarily due to an increase in proceeds received from mortgage dispositions, as previously discussed.

     Net cash used in  financing  activities  increased  by  approximately  $7.3 million for the nine months ended September 30, 2003, as compared to the corresponding period in 2002, due to an increase in the amount of distributions paid to partners during the first nine months of 2003 as compared to the same period in 2002, due to significant mortgage dispositions as previously discussed.


ITEM 3.       QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Management has determined that there has not been a material change as of September 30, 2003, in market risk from December 31, 2002 as reported in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2002.


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

PART II.      OTHER INFORMATION
ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

              Exhibit No.                       Purpose
              -----------                       -------

                  31.1 Certification pursuant to the Exchange Act Rule 13a-14(a) from Barry S. Blattman, Chairman of the Board and Chief Executive Officer of the General Partner (Filed herewith).

                  31.2 Certification pursuant to the Exchange Act Rule 13a-14(a) from Cynthia O. Azzara, Executive Vice President, Chief Financial Officer and Treasurer of the General Partner (Filed herewith).

                  32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Barry S. Blattman, Chairman of the Board and Chief Executive Officer of the General Partner (Filed herewith).

                  32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 from Cynthia O. Azzara, Executive Vice President, Chief Financial Officer and Treasurer of the General Partner (Filed herewith).


     (b) Reports on Form 8-K

              Date
              ----

              July 23, 2003            To report a press release issued on
                                       July 22, 2003 announcing the July 2003
                                       distribution to the Partnership's
                                       Unitholders.

              August 14, 2003          To report a press release issued on
                                       August 13, 2003 announcing the
                                       Partnership's second quarter financial
                                       results.

              August 20, 2003          To report a press release issued on
                                       August 20, 2003 announcing the August
                                       2003 distribution to the Partnership's
                                       Unitholders.

              September 24, 2003       To report a press release issued on
                                       September 19, 2003 announcing the
                                       September 2003 distribution to the
                                       Partnership's Unitholders.

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

                                   AMERICAN INSURED MORTGAGE
                                   INVESTORS L.P. - SERIES 88
                                   (Registrant)

                                   By:  CRIIMI, Inc.
                                        General Partner


November 13, 2003                  /s/ Cynthia O. Azzara
----------------                  -----------------------
Date                               Cynthia O. Azzara
                                   Executive Vice President,
                                   Chief Financial Officer and
                                   Treasurer (Principal Accounting Officer)